Form 10-K
period 2005-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E
filed 2006-03-29
CIK 833526, 826345, 824894, 854062, 851724, 850506, 833054, 842881

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number:
II-A: 0-16388   II-C: 0-16981   II-E: 0-17320   II-G: 0-17802
II-B: 0-16405   II-D: 0-16980   II-F: 0-17799   II-H: 0-18305

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                 ----------------------------------------------
             (Exact name of Registrant as specified in its Articles)


                                             II-A  73-1295505
                                             II-B  73-1303341
                                             II-C  73-1308986
                                             II-D  73-1329761
                                             II-E  73-1324751
                                             II-F  73-1330632
                                             II-G  73-1336572
           Oklahoma                          II-H  73-1342476
-------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

                  Two West Second Street, Tulsa, Oklahoma 74103
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
      Depositary Units of limited partnership interest

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            Yes         No     X
                  -----       -----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes         No      X
                  -----       -----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

            Yes    X      No
                  -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            X     Disclosure is not contained herein
          -----
                  Disclosure is contained herein
          -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

          -----   Large accelerated filer

          -----   Accelerated filer

            X     Non-accelerated filer
          -----


      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes           No    X
                  -----       -----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................15
      ITEM 2.     PROPERTIES................................................15
      ITEM 3.     LEGAL PROCEEDINGS.........................................36
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  LIMITED PARTNERS..........................................36

PART II.....................................................................37
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......37
      ITEM 6.     SELECTED FINANCIAL DATA...................................39
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................48
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................76
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............77
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................77
      ITEM 9A.    CONTROLS AND PROCEDURES...................................77
      ITEM 9B.    OTHER INFORMATION.........................................77

PART III....................................................................77
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...77
      ITEM 11.    EXECUTIVE COMPENSATION....................................79
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................88
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............90
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................91

PART IV.....................................................................92
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................92

      SIGNATURES...........................................................113

                                    PART I.

ITEM 1.    BUSINESS

      General

      The  Geodyne   Energy   Income   Limited   Partnership   II-A  (the  "II-A
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-B  (the  "II-B
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-C  (the  "II-C
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-D  (the  "II-D
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-E  (the  "II-E
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-F  (the  "II-F
Partnership"), Geodyne Energy Income Limited Partnership II-G (the "II-G Partnership"), and Geodyne Energy Income Limited Partnership II-H (the "II-H Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below.

                                               Date of
                        Partnership           Activation
                        -----------       -----------------

                           II-A           July 22, 1987
                           II-B           October 14, 1987
                           II-C           January 14, 1988
                           II-D           May 10, 1988
                           II-E           September 27, 1988
                           II-F           January 5, 1989
                           II-G           April 10, 1989
                           II-H           May 17, 1989

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K (the "Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the limited partnerships and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships, and is a wholly-owned subsidiary of Samson Investment Company. Samson

Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2005, Samson owned interests in approximately 18,000 oil and gas wells located in 18 states of the United States and the countries of Canada and Venezuela. At December 31, 2005, Samson operated approximately 5,700 oil and gas wells located in 14 states of the United States, as well as Canada and Venezuela.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2006, Samson employed approximately 1,300 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Funding

      Although the Partnership Agreements permit the Partnerships to incur borrowings, the Partnerships' operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes; and
      *  Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2005:

Partnership                   Purchaser                         Percentage
-----------      --------------------------------------         ----------

   II-A          BP America Production Company                      14.0%
                 Cinergy Marketing Company ("Cinergy")              12.5%
                 Duke Energy Field Services Inc. ("Duke")           10.3%

   II-B          Cinergy                                            16.0%
                 Citation Oil & Gas Corp. ("Citation")              14.8%

   II-C          Cinergy                                            14.0%
                 Citation                                           12.3%

   II-D          Cinergy                                            12.3%
                 Vintage Petroleum, Inc.                            11.1%

   II-E          Atlas Pipeline Mid-Continent LLC                   13.3%
                 Cinergy                                            12.8%

   II-F          Duke                                               13.7%

   II-G          Duke                                               13.8%

   II-H          Duke                                               14.0%

      In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.


ITEM 1A.    RISK FACTORS

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere from time to time. Such factors, among others, may have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the combined financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.


      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and Any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas. We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

         *  political instability or armed conflict in oil-producing regions;
         *  weather conditions;
         *  the supply of domestic and foreign oil and natural gas;

         * the ability of members of OPEC to agree upon and maintain prices and production levels;
         *  the level of consumer demand and overall economic activity;
         *  worldwide economic demand;
         *  the price and availability of alternative fuels;
         *  domestic and foreign governmental regulations and taxes;
         *  the proximity to and capacity of transportation facilities; and
         *  the effect of worldwide energy conservation measures.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1 - Business - Competition and Marketing" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".


      Reserve Estimates Depend on Many Assumptions That May Turn
      ----------------------------------------------------------
      Out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2 - Properties-Proved Reserves and Net Present Value".

      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Partnerships may not encounter commercially productive oil and natural gas reservoirs. While the Partnerships do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant risk factor to them. They may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         *  unexpected drilling conditions;
         *  title problems;
         *  restricted access to land for drilling or laying pipeline;
         *  pressure or irregularities in formations;
         *  equipment failure or accidents;
         *  adverse weather conditions; and
         * costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.


      Reliance on Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.


      No Market for Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. You may only sell your Units via (i) the General Partner's annual Repurchase Offer; (ii) transfers facilitated by secondary trading firms and matching services; and
(iii) occasional "4.9% tender offers" which are made for the Units. Secondary market activity for the Units has been limited and varies among the Partnerships. See "Item 5 - Market for Units and Related Limited Partner Matters".


      Limited Life
      ------------

      The Partnerships are currently scheduled to terminate on December 31, 2007. Even if the General Partner exercises its right to extend the Partnerships' terms for two additional two-year periods, the Partnerships will terminate no later than December 31, 2011. Upon termination the Partnerships' assets will be sold. There is no assurance that the market for the sale of the Partnerships' assets will be favorable at such time.

      The Partnerships are Subject to Complex Federal, State and
      ----------------------------------------------------------
      Local Laws and Regulations that Could Adversely Affect Their
      ------------------------------------------------------------
      Business
      --------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

         *  discharge permits for drilling operations;
         *  drilling bonds;
         *  spacing of wells;
         *  unitization and pooling of properties;
         *  environmental protection;
         *  reports concerning operations; and
         *  taxation.

      Under these laws and regulations, the Partnerships could be liable for:

         *  personal injuries;
         *  property damage;
         *  oil spills;
         *  discharge of hazardous materials;
         *  reclamation costs;
         *  remediation and clean-up costs; and
         *  other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1 - Business".

      Conflicts of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties, the determination of the Partnerships' Repurchase Prices, and the determination of whether to continue the Partnerships past their scheduled termination date of December 31, 2007. See "Item 13 - Certain Relationships and Related Transactions".


      Payments to the General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11 - Executive Compensation" and "Item 8 - Financial Statements and Supplementary Data".

      Financial Capability of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability and Indemnification of General Partner and Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

      None.


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2005.

                             Well Statistics(1)
                           As of December 31, 2005

        Number of Gross Wells(2)          Number of Net Wells(3)
        ------------------------          ----------------------
        P/ship  Total  Oil  Gas             Total   Oil    Gas
        ------  -----  ---  ---             -----  -----  -----
         II-A   1,021  771  250             42.63  29.85  12.78
         II-B     203  116   87             24.44  16.10   8.34
         II-C     290  111  179              9.35   2.76   6.59
         II-D     214   74  140             23.32   2.52  20.80
         II-E     865  614  251             11.09   3.69   7.40
         II-F     872  610  262             11.68   2.95   8.73
         II-G     872  610  262             25.22   6.23  18.99
         II-H     872  610  262              6.18   1.46   4.72

---------------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.


      Drilling Activities

      During the year ended December 31, 2005, the Partnerships directly or indirectly participated in the drilling activities described below.



 II-A Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 David #6-13                 Washita        OK         -        0.0023        Gas      Producing
 Dusk #1-16                  Grady          OK         -        0.0017        Gas      Producing
 Harrel #2-11                Latimer        OK         -        0.0264        N/A      Shut-In
 Jo-Mill Unit
  (15 new wells)             Borden         TX      0.0025      0.0022        Oil      Producing
 McNeill #5-14               Custer         OK         -        0.0006        Gas      Producing
 Phillips #1-24              Grady          OK         -        0.0005        N/A      In Progress
 Pooler #1-22TWIN            Grady          OK         -        0.0026        Gas      Producing



 II-B Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 David #6-13                 Washita        OK         -        0.0027        Gas      Producing


 II-C Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 Big Stick Madison
  Unit (1 New Well)          Billings       ND      0.0007      0.0006        Oil      Producing
 Champlin 242C-6             Carbon         WY         -        0.0002        Gas      Producing
 David #6-13                 Washita        OK         -        0.0013        Gas      Producing
 Hinkle #3-28                Washita        OK         -        0.0001        Gas      Producing
 Janet Federal #8-34         Sweetwater     WY         -        0.0004        Gas      Producing
 Pavillion Fee #42-04B       Fremont        WY         -        0.0026        Gas      Producing
 Pavillion Fee #43-04        Fremont        WY         -        0.0026        Gas      Producing
 Pavillion Fee #43-09        Fremont        WY         -        0.0003        Gas      Producing
 Pavillion Fee #44-04        Fremont        WY         -        0.0026        Gas      Producing
 Peanut-Baue #16-2-H         Richland       MT         -        0.0001        Gas      Producing
 Stella-Killebrew #3-32      Roberts        TX        (1)         (1)         Gas      Shut-In



 II-D Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 Big Stick Madison
  Unit(1 New Well)           Billings       ND      0.0074      0.0060        Oil      Producing
 Champlin 242C-6             Carbon         WY         -        0.0019        Gas      Producing
 Chesterville Unit #17       Colorado       TX         -        0.0136        N/A      Dry Hole
 Chesterville Unit #18       Colorado       TX         -        0.0136        Gas      Producing
 Chesterville Unit #20       Colorado       TX         -        0.0136        Gas      Producing
 Chesterville Unit #21       Colorado       TX         -        0.0136        Gas      Producing
 Davidson #4                 Grady          OK         -        0.0107        Gas      Shut-In
 Hinkle #3-28                Washita        OK         -        0.0011        Gas      Producing
 Janet Federal #8-34         Sweetwater     WY         -        0.0039        Gas      Producing
 Pavillion Fee #42-04B       Fremont        WY         -        0.0268        Gas      Producing
 Pavillion Fee #43-04        Fremont        WY         -        0.0268        Gas      Producing
 Pavillion Fee #43-09        Fremont        WY         -        0.0032        Gas      Producing
 Pavillion Fee #44-04        Fremont        WY         -        0.0268        Gas      Producing
 Peanut-Baue #16-2-H         Richland       MT         -        0.0010        Gas      Producing
 Stella-Killebrew #3-32      Roberts        TX       (1)          (1)         Gas      Shut-In


 II-E Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     ----------------
 Alamo #22-16                San Juan       NM         -        0.0018        Gas      Producing
 Alamo #22-8                 San Juan       NM         -        0.0018        N/A      In Progress
 Aldwell M 48 #1             Reagan         TX         -        0.0010        Oil      Producing
 Andrews Waterflood
  Unit (4 new wells)         Andrews        TX      0.0011      0.0011        Oil      Producing
 Cain Federal #3             San Juan       NM         -        0.0011        Gas      Producing
 Chesterville Unit #17       Colorado       TX         -        0.0084        N/A      Dry Hole
 Chesterville Unit #18       Colorado       TX         -        0.0084        Gas      Producing
 Chesterville Unit #20       Colorado       TX         -        0.0084        Gas      Producing
 Chesterville Unit #21       Colorado       TX         -        0.0084        Gas      Producing
 Davidson #4                 Grady          OK         -        0.0066        Gas      Shut-In
 Hixson #3-9                 Ellis          OK         -        0.0017        Gas      Producing








 Hoyt #1B-Dakota             Rio Arriba     NM         -        0.0001        Gas      Producing
 Hoyt #1B(Mesa Verde)        Rio Arriba     NM         -        0.0002        Gas      Producing
 Hoyt #2B                    Rio Arriba     NM         -        0.0001        Gas      Producing
 Lacey-Melby Unit
  #7-11HR                    Mckenzie       ND         -        0.0004        Oil      Shut-In
 Miers,WA #18                Sutton         TX         -        0.0001        Gas      Producing
 Moore Unit #2               Wheeler        TX         -        0.0002        Gas      Producing
 Patricia #1-14              Woods          OK         -        0.0016        Gas      Producing
 Penry #1-17                 Roger Mills    OK      0.0007      0.0007        Gas      Producing
 Pettitfils B-10             Mitchell       TX         -        0.0017        Oil      Producing
 Resler B1                   Lea            NM         -        0.0005        Oil      Producing
 Shafter LK San Andres
  Unit (10 New Wells)        Andrews        TX      0.0009      0.0009        Oil      Producing
 Simpson Canyon #1044        Crockett       TX         -        0.0018        Oil      Producing
 Simpson Canyon #2044        Crockett       TX         -        0.0042        Oil      Producing
 Smith #3                    Lynn           TX         -        0.0010        Oil      Producing
 Tafoya #1C                  San Juan       NM         -        0.0011        Gas      Producing
 Tafoya #1R                  San Juan       NM         -        0.0011        Gas      Producing
 Tribal #5-1                 Rio Arriba     NM         -        0.0002        N/A      Shut-In
 Tribal #5-7                 Rio Arriba     NM         -        0.0002        N/A      Shut-In
 Tribal #5-9                 Rio Arriba     NM         -        0.0002        N/A      Shut-In


 II-F Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     ----------------
 Alamo #22-16                San Juan       NM         -       0.0007         Gas      Producing
 Alamo #22-8                 San Juan       NM         -       0.0007         N/A      In Progress
 Aldwell M 48 #1             Reagan         TX         -       0.0025         Oil      Producing
 Andrews Waterflood
  Unit (4 New Wells)         Andrews        TX     0.0028      0.0028         Oil      Producing
 Cain Federal #3             San Juan       NM         -       0.0021         Gas      Producing
 Hixson #3-9                 Ellis          OK         -       0.0040         Gas      Producing
 Hoyt #1B-Dakota             Rio Arriba     NM         -       0.0000         Gas      Producing
 Hoyt #1B(Mesa Verde)        Rio Arriba     NM         -       0.0001         Gas      Producing
 Hoyt #2B                    Rio Arriba     NM         -       0.0000         Gas      Producing
 Lacey-Melby Unit
  #7-11HR                    McKenzie       ND         -       0.0011         Oil      Shut-In
 Miers,WA #18                Sutton         TX         -       0.0003         Gas      Producing






 Moore Unit #2               Wheeler        TX         -       0.0004         Gas      Producing
 Patricia #1-14              Woods          OK         -       0.0038         Gas      Producing
 Penry #1-17                 Roger Mills    OK      0.0018     0.0018         Gas      Producing
 Pettitfils B-10             Mitchell       TX         -       0.0042         Oil      Producing
 Resler B1                   Lea            NM         -       0.0013         Oil      Producing
 Shafter LK San Andres
  Unit (10 New Wells)        Andrews        TX      0.0021     0.0023         Oil      Producing
 Simpson Canyon #1044        Crockett       TX         -       0.0043         Oil      Producing
 Simpson Canyon #2044        Crockett       TX         -       0.0101         Oil      Producing
 Smith #3                    Lynn           TX         -       0.0025         Oil      Producing
 Tafoya #1C                  San Juan       NM         -       0.0004         Gas      Producing
 Tafoya #1R                  San Juan       NM         -       0.0004         Gas      Producing
 Tribal #5-1                 Rio Arriba     NM         -       0.0001         N/A      Shut-In
 Tribal #5-7                 Rio Arriba     NM         -       0.0001         N/A      Shut-In
 Tribal #5-9                 Rio Arriba     NM         -       0.0001         N/A      Shut-In


 II-G Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 Alamo #22-16                San Juan       NM         -        0.0023        Gas      Producing
 Alamo #22-8                 San Juan       NM         -        0.0023        N/A      In Progress
 Aldwell M 48 #1             Reagan         TX         -        0.0053        Oil      Producing
 Andrews Waterflood
  Unit (4 New Wells)         Andrews        TX      0.0058      0.0058        Oil      Producing
 Cain Federal #3             San Juan       NM         -        0.0010        Gas      Producing
 Hixson #3-9                 Ellis          OK         -        0.0084        Gas      Producing
 Hoyt #1B-Dakota             Rio Arriba     NM         -        0.0001        Gas      Producing
 Hoyt #1B(Mesa Verde)        Rio Arriba     NM         -        0.0002        Gas      Producing
 Hoyt #2B                    Rio Arriba     NM         -        0.0001        Gas      Producing
 Lacey-Melby Unit
  #7-11 HR                   McKenzie       ND         -        0.0023        Oil      Shut-In
 Miers,WA #18                Sutton         TX         -        0.0007        Gas      Producing
 Moore Unit #2               Wheeler        TX         -        0.0008        Gas      Producing
 Patricia #1-14              Woods          OK         -        0.0080        Gas      Producing
 Penry #1-17                 Roger Mills    OK      0.0038      0.0038        Gas      Producing
 Pettitfils B-10             Mitchell       TX         -        0.0088        Oil      Producing
 Resler B1                   Lea            NM         -        0.0027        Oil      Producing







 Shafter Lk San Andres
  Unit (10 New Wells)        Andrews        TX      0.0044      0.0047        Oil      Producing
 Simpson Canyon #1044        Crockett       TX         -        0.0090        Oil      Producing
 Simpson Canyon #2044        Crockett       TX         -        0.0212        Oil      Producing
 Smith #3                    Lynn           TX         -        0.0053        Oil      Producing
 Tafoya #1C                  San Juan       NM         -        0.0014        Gas      Producing
 Tafoya #1R                  San Juan       NM         -        0.0014        Gas      Producing
 Tribal #5-1                 Rio Arriba     NM         -        0.0002        N/A      Shut-In
 Tribal #5-7                 Rio Arriba     NM         -        0.0002        N/A      Shut-In
 Tribal #5-9                 Rio Arriba     NM         -        0.0002        N/A      Shut-In


 II-H Partnership
 -----------------
                                                   Working     Revenue
 Well Name                   County         St.    Interest    Interest       Type     Status
 ------------------          ----------     --     --------    --------       ----     -----------
 Alamo #22-16                San Juan       NM          -       0.0009        Gas      Producing
 Alamo #22-8                 San Juan       NM          -       0.0009        N/A      In Progress
 Aldwell M 48 #1             Reagan         TX          -       0.0012        Oil      Producing
 Andrews Waterflood
  Unit (4 New Wells)         Andrews        TX      0.0013      0.0014        Oil      Producing
 Cain Federal #3             San Juan       NM          -       0.0005        Gas      Producing
 Hixson #3-9                 Ellis          OK          -       0.0020        Gas      Producing
 Hoyt #1B-Dakota             Rio Arriba     NM          -       0.0000        Gas      Producing
 Hoyt #1B(Mesa Verde)        Rio Arriba     NM          -       0.0001        Gas      Producing
 Hoyt #2B                    Rio Arriba     NM          -       0.0000        Gas      Producing
 Lacey-Melby Unit
  #7-11hr                    McKenzie       ND          -       0.0005        Oil      Shut-In
 Miers,Wa #18                Sutton         TX          -       0.0002        Gas      Producing
 Moore Unit #2               Wheeler        TX          -       0.0002        Gas      Producing
 Patricia #1-14              Woods          OK          -       0.0018        Gas      Producing
 Penry #1-17                 Roger Mills    OK      0.0009      0.0009        Gas      Producing
 Pettitfils B-10             Mitchell       TX          -       0.0020        Oil      Producing
 Resler B1                   Lea            NM          -       0.0006        Oil      Producing
 Shafter LK San Andres
  Unit (10 New Wells)        Andrews        TX      0.0010      0.0011        Oil      Producing
 Simpson Canyon #1044        Crockett       TX          -       0.0021        Oil      Producing
 Simpson Canyon #2044        Crockett       TX          -       0.0049        Oil      Producing
 Smith #3                    Lynn           TX          -       0.0012        Oil      Producing
 Tafoya #1C                  San Juan       NM          -       0.0005        Gas      Producing







 Tafoya #1R                  San Juan       NM          -       0.0005        Gas      Producing
 Tribal #5-1                 Rio Arriba     NM          -       0.0001        N/A      Shut-In
 Tribal #5-7                 Rio Arriba     NM          -       0.0001        N/A      Shut-In
 Tribal #5-9                 Rio Arriba     NM          -       0.0001        N/A      Shut-In
----------

(1) The II-C and II-D Partnerships elected to not participate in the drilling of the Stella-Killebrew #3-32 located in Roberts County, Texas. If the well reaches payout under the terms of its operating agreement, the II-C and II-D Partnerships will have the following interests in the well:

                                  Working           Revenue
               Partnership        Interest          Interest
               -----------        --------          --------

                    II-C             -               0.0011
                    II-D             -               0.0001








                  [Remainder of Page Intentionally Left Blank]

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                              Net Production Data

                               II-A Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           57,813         65,565         74,313
   Gas (Mcf)                           652,272        646,674        717,179

Oil and gas sales:
   Oil                              $3,102,412     $2,484,192     $2,078,263
   Gas                               4,631,878      3,457,506      3,502,160
                                     ---------      ---------      ---------
     Total                          $7,734,290     $5,941,698     $5,580,423
                                     =========      =========      =========
Total direct operating
   expenses                         $1,705,787     $1,540,000     $1,407,759
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         22.1%          25.9%          25.2%

Average sales price:
   Per barrel of oil                    $53.66         $37.89         $27.97
   Per Mcf of gas                         7.10           5.35           4.88

Direct operating expenses per
   equivalent Bbl of oil                $10.24         $ 8.88         $ 7.26

                              Net Production Data

                               II-B Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           40,011         42,473         43,725
   Gas (Mcf)                           516,244        535,070        548,582

Oil and gas sales:
   Oil                              $2,135,551     $1,655,352     $1,282,628
   Gas                               3,591,278      2,730,383      2,574,612
                                     ---------      ---------      ---------
     Total                          $5,726,829     $4,385,735     $3,857,240
                                     =========      =========      =========
Total direct operating
   expenses                         $1,291,427     $1,140,240     $  998,312
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         22.6%          26.0%          25.9%

Average sales price:
   Per barrel of oil                    $53.37         $38.97         $29.33
   Per Mcf of gas                         6.96           5.10           4.69

Direct operating expenses per
   equivalent Bbl of oil                $10.25         $ 8.66         $ 7.39

                              Net Production Data

                               II-C Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           14,817         15,365         15,806
   Gas (Mcf)                           323,872        301,090        315,371

Oil and gas sales:
   Oil                              $  790,667     $  597,955     $  465,997
   Gas                               2,239,624      1,521,252      1,432,288
                                     ---------      ---------      ---------
     Total                          $3,030,291     $2,119,207     $1,898,285
                                     =========      =========      =========
Total direct operating
   expenses                         $  609,494     $  524,010     $  484,633
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         20.1%          24.7%          25.5%

Average sales price:
   Per barrel of oil                    $53.36         $38.92         $29.48
   Per Mcf of gas                         6.92           5.05           4.54

Direct operating expenses per
   equivalent Bbl of oil                $ 8.86         $ 7.99         $ 7.09

                              Net Production Data

                               II-D Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           21,859         25,312         23,482
   Gas (Mcf)                           749,576        674,131        724,786

Oil and gas sales:
   Oil                              $1,126,685     $  970,924     $  672,785
   Gas                               5,333,743      3,425,727      3,226,165
                                     ---------      ---------      ---------
     Total                          $6,460,428     $4,396,651     $3,898,950
                                     =========      =========      =========
Total direct operating
   expenses                         $1,270,191     $1,166,926     $1,075,751
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         19.7%          26.5%          27.6%

Average sales price:
   Per barrel of oil                    $51.54         $38.36         $28.65
   Per Mcf of gas                         7.12           5.08           4.45

Direct operating expenses per
   equivalent Bbl of oil                $ 8.65         $ 8.48         $ 7.46

                              Net Production Data

                               II-E Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           17,951         18,135         19,131
   Gas (Mcf)                           423,292        409,863        467,472

Oil and gas sales:
   Oil                              $  944,154     $  686,966     $  561,004
   Gas                               3,005,795      2,101,949      2,186,172
                                     ---------      ---------      ---------
     Total                          $3,949,949     $2,788,915     $2,747,176
                                     =========      =========      =========
Total direct operating
   expenses                         $  784,327     $  683,739     $  664,928
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         19.9%          24.5%          24.2%

Average sales price:
   Per barrel of oil                    $52.60         $37.88         $29.32
   Per Mcf of gas                         7.10           5.13           4.68

Direct operating expenses per
   equivalent Bbl of oil                $ 8.86         $ 7.91         $ 6.85

                              Net Production Data

                               II-F Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           25,599         26,083         24,828
   Gas (Mcf)                           377,857        402,717        442,255

Oil and gas sales:
   Oil                              $1,320,169     $  950,141     $  705,160
   Gas                               2,540,216      1,925,993      1,934,121
                                     ---------      ---------      ---------
     Total                          $3,860,385     $2,876,134     $2,639,281
                                     =========      =========      =========
Total direct operating
   expenses                         $  660,229     $  608,955     $  573,207
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         17.1%          21.2%          21.7%

Average sales price:
   Per barrel of oil                    $51.57         $36.43         $28.40
   Per Mcf of gas                         6.72           4.78           4.37

Direct operating expenses per
   equivalent Bbl of oil                $ 7.45         $ 6.53         $ 5.82

                              Net Production Data

                               II-G Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           53,848         54,665         52,045
   Gas (Mcf)                           803,073        859,114        941,870

Oil and gas sales:
   Oil                              $2,776,293     $1,991,518     $1,478,077
   Gas                               5,439,533      4,125,357      4,127,614
                                     ---------      ---------      ---------
     Total                          $8,215,826     $6,116,875     $5,605,691
                                     =========      =========      =========
Total direct operating
   expenses                         $1,415,672     $1,300,804     $1,221,171
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         17.2%          21.3%          21.8%

Average sales price:
   Per barrel of oil                    $51.56         $36.43         $28.40
   Per Mcf of gas                         6.77           4.80           4.38

Direct operating expenses per
   equivalent Bbl of oil                $ 7.54         $ 6.57         $ 5.84

                              Net Production Data

                               II-H Partnership
                               ----------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           12,446         12,688         12,082
   Gas (Mcf)                           193,427        206,905        226,604

Oil and gas sales:
   Oil                              $  640,410     $  462,355     $  343,099
   Gas                               1,308,252        997,695        992,693
                                     ---------      ---------      ---------
     Total                          $1,948,662     $1,460,050     $1,335,792
                                     =========      =========      =========
Total direct operating
   expenses                         $  338,609     $  314,459     $  295,355
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         17.4%          21.5%          22.1%

Average sales price:
   Per barrel of oil                    $51.46         $36.44         $28.40
   Per Mcf of gas                         6.76           4.82           4.38

Direct operating expenses per
   equivalent Bbl of oil                $ 7.58         $ 6.67         $ 5.92

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2005. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2005. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2005 ($61.06 per barrel and $10.08 per Mcf, respectively) were substantially higher than the prices in effect on December 31, 2004($43.36 per barrel and $6.02 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2005 to be higher than the previous estimates and values at December 31, 2004. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2005. In fact, as of the date of this Annual Report natural gas prices have declined significantly from the December 31, 2005 price. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2005 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2005(1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  6,367,741
      Oil and liquids (Bbls)                                       687,366
   Net Present Value (discounted at 10% per annum)             $36,701,293


II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,776,281
      Oil and liquids (Bbls)                                       489,229
   Net Present Value (discounted at 10% per annum)             $25,757,023


II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,545,913
      Oil and liquids (Bbls)                                       173,409
   Net Present Value (discounted at 10% per annum)             $16,798,551


II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  9,645,488
      Oil and liquids (Bbls)                                       172,825
   Net Present Value (discounted at 10% per annum)             $41,793,578


II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,039,155
      Oil and liquids (Bbls)                                       177,992
   Net Present Value (discounted at 10% per annum)             $21,072,334

II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,552,595
      Oil and liquids (Bbls)                                       337,510
   Net Present Value (discounted at 10% per annum)             $19,777,174


II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  7,611,607
      Oil and liquids (Bbls)                                       707,731
   Net Present Value (discounted at 10% per annum)             $42,091,656


II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,840,781
      Oil and liquids (Bbls)                                       164,943
   Net Present Value (discounted at 10% per annum)             $10,059,084

----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.

      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2005:

                               Operated Wells
                  ---------------------------------------
                  Partnership       Number        Percent
                  -----------       ------        -------

                       II-A           68             6%
                       II-B           40            17%
                       II-C           56            15%
                       II-D           38            14%
                       II-E           44             2%
                       II-F           58             2%
                       II-G           58             2%
                       II-H           58             2%


      The following tables set forth certain well and reserve information as of December 31, 2005 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The tables contain the following information for each such basin: (i) the number of gross wells and net wells,
(ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves,
(vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California, and the Uinta Basin is located in northeast Utah.


                                     Significant Properties as of December 31, 2005
                                     ----------------------------------------------

                                                                    Wells
                                                                 Operated by
                                                                  Affiliates       Oil            Gas
                        Gross     Net        Other      Total    -------------   Reserves       Reserves     Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)          (Mcf)        Value
-----------------       -----     -----     --------    -----    ------   ----   ---------     ---------   -----------
II-A Partnership:
      Anadarko           128       8.09        72        200       35      18%      36,703     3,458,472   $14,863,670
      Permian            441       2.50         4        445       13       3%     135,841     1,112,807     6,060,988
      Gulf Coast         275      12.37         -        275        -       -      152,182       351,439     4,728,238


II-B Partnership:
      Anadarko            41       4.48        18         59       11      19%      17,280     1,859,525   $ 7,740,657
      Uinta               15       1.53         3         18        -       -      233,836       487,334     4,924,432
      Permian             15       1.79         -         15       13      87%      28,808     1,098,547     4,303,503
      Southern Okla.
       Folded Belt        15       4.27         2         17       15      88%      68,201       896,390     3,983,292


II-C Partnership:
      Anadarko            89       4.27        40        129       17      13%      16,167     1,770,066   $ 7,901,387
      Southern Okla.
       Folded Belt        18       1.93         2         20       18      90%      29,674       573,410     2,384,840
      Uinta               15        .66         3         18        -       -      100,215       209,509     2,114,281
      Permian             17        .81         1         18       13      72%      12,396       552,899     2,039,614


II-D Partnership:
      Anadarko            55       7.39        25         80        8      10%      23,635     3,457,619   $15,298,481
      Sacramento          43       7.11         -         43        -       -         -        1,611,552     8,246,053

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.




                                     Significant Properties as of December 31, 2005
                                     ----------------------------------------------

                                                                 Wells
                                                                Operated by
                                                                 Affiliates       Oil          Gas
                        Gross     Net       Other     Total    -------------    Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
-----------------       -----    -----     --------   -----    ------   ----    --------    ---------    -----------
II-E Partnership:
      Permian            722      3.96       1,709    2,431       6       -     129,028     2,017,363    $ 8,387,499
      Anadarko            50      1.95          27       77      22      29%      5,242     1,299,540      5,614,664
      Southern Okla.
       Folded Belt         1       .18           -        1       1     100%      6,525     1,017,691      2,956,042
      Gulf Coast          45      2.99          12       57      14      25%     24,144       325,097      2,048,760


II-F Partnership:
      Permian            717      6.44       1,709    2,426       2       -     312,878     1,822,610    $11,802,804
      Anadarko            58      2.18          27       85      28      33%      4,621     1,346,482      6,120,845


II-G Partnership:
      Permian            717     13.47       1,709    2,426       2       -     653,593     3,813,625    $24,672,863
      Anadarko            58      4.62          27       85      28      33%      9,911     2,869,373     13,021,036


II-H Partnership:
      Permian            717      3.11       1,709    2,426       2       -     151,288       881,585    $ 5,708,125
      Anadarko            58      1.10          27       85      28      33%      2,396       684,709      3,107,451

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Title to Oil and Gas Properties

      Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

      Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.    LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The applicable portions of these payments, $2,548.31 and $26,768.96, respectively, were recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim. On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2005.

                                    PART II.

ITEM 5.    MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2006, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               II-A             484,283                3,122
               II-B             361,719                1,939
               II-C             154,621                1,041
               II-D             314,878                2,149
               II-E             228,821                1,629
               II-F             171,400                1,313
               II-G             372,189                2,000
               II-H              91,711                  942

      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to the Partnership.

                            Repurchase Offer Prices
                            -----------------------

                      2004                         2005                  2006
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $15    $14    $19   $17       $15   $13    $25    $23        $20
 II-B        14     13     19    17        16    14     26     24         20
 II-C        23     22     29    26        24    22     37     35         31
 II-D        29     27     30    28        26    24     40     38         34
 II-E        21     19     25    23        22    20     33     32         27
 II-F        23     20     31    28        26    23     42     39         35
 II-G        23     20     30    28        25    22     41     38         34
 II-H        22     20     30    27        25    22     40     37         33


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

      The following is a summary of cash distributions paid to the Limited Partners during 2004 and 2005 and the first quarter of 2006.


                              Cash Distributions
                              ------------------


                                  2004
             ------------------------------------------------
              1st          2nd            3rd           4th
P/ship        Qtr.         Qtr.           Qtr.          Qtr.
------       ------       ------         ------        ------

 II-A        $1.54        $1.32          $1.63         $1.89
 II-B         1.38         1.30           1.56          1.90
 II-C         1.77         1.55           1.83          2.26
 II-D         1.74         1.63           1.69          2.29
 II-E         1.61         1.63           1.70          2.05
 II-F         2.45         2.82           2.46          2.84
 II-G         2.39         2.77           2.42          2.77
 II-H         2.28         2.63           2.21          2.66


                                  2005                               2006
             ------------------------------------------------       ------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------       ------       ------         ------        ------       ------

 II-A        $1.90        $1.95          $1.93         $2.12        $3.05
 II-B         1.82         1.95           1.69          2.05         3.27
 II-C         2.10         2.43           2.16          2.55         4.07
 II-D         1.95         2.53           1.90          2.58         4.10
 II-E         1.73         1.72           1.76          1.93         4.37
 II-F         2.51         2.72           3.21          3.39         4.18
 II-G         2.45         2.69           3.15          3.31         4.08
 II-H         2.32         2.48           2.97          3.17         3.91



ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                              2005               2004              2003              2002             2001
                          ------------       ------------      ------------      ------------     ------------

Oil and Gas Sales          $7,734,290         $5,941,698        $5,580,423        $3,781,863       $4,812,392
Net Income:
   Limited Partners         4,554,784          3,284,043         3,062,786         1,457,582        1,583,821
   General Partner            542,706            382,655           360,046           187,523          249,356
   Total                    5,097,490          3,666,698         3,422,832         1,645,105        1,833,177
Limited Partners' Net
   Income per Unit               9.41               6.78              6.32              3.01             3.27
Limited Partners' Cash
   Distributions per
     Unit                        7.90               6.38              5.03              2.49             7.41
Total Assets                6,732,064          5,413,607         5,073,056         4,165,182        3,841,529
Partners' Capital
   (Deficit):
   Limited Partners         5,359,722          4,632,938         4,436,895         3,811,109        3,559,527
   General Partner        (   132,231)       (   201,586)      (   232,071)      (   241,784)     (   285,152)
Number of Units
   Outstanding                484,283            484,283           484,283           484,283          484,283





                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $5,726,829        $4,385,735        $3,857,240        $2,612,932        $3,677,731
Net Income:
   Limited Partners         3,316,237         2,429,208         2,049,029           857,193         1,807,584
   General Partner            397,678           281,206           242,175           116,853           218,951
   Total                    3,713,915         2,710,414         2,291,204           974,046         2,026,535
Limited Partners' Net
   Income per Unit               9.17              6.72              5.66              2.37              5.00
Limited Partners' Cash
   Distributions per
     Unit                        7.51              6.14              4.62              2.01              6.41
Total Assets                4,547,709         3,672,534         3,401,746         2,810,167         2,621,540
Partners' Capital
   (Deficit):
   Limited Partners         4,005,103         3,410,866         3,203,658         2,826,629         2,701,436
   General Partner        (   178,888)      (   232,828)      (   254,807)      (   264,786)      (   302,054)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719




                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2005              2004             2003               2002              2001
                          ------------      ------------     ------------       ------------      ------------

Oil and Gas Sales          $3,030,291        $2,119,207       $1,898,285         $1,284,421        $1,640,398
Net Income:
   Limited Partners         1,887,279         1,208,720        1,017,928            615,932           842,315
   General Partner            220,836           139,610          121,224             77,229           102,759
   Total                    2,108,115         1,348,330        1,139,152            693,161           945,074
Limited Partners' Net
   Income per Unit              12.21              7.82             6.58               3.98              5.45
Limited Partners' Cash
   Distributions per
     Unit                        9.24              7.41             5.42               3.26              8.86
Total Assets                2,340,077         1,722,761        1,645,411          1,391,833         1,238,646
Partners' Capital
   (Deficit):
   Limited Partners         2,071,380         1,612,101        1,549,381          1,370,453         1,258,521
   General Partner        (    57,416)      (    96,672)     (   106,418)       (    98,831)      (   130,178)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621






                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $6,460,428        $4,396,651        $3,898,950        $2,856,941        $3,581,469
Net Income:
   Limited Partners         4,125,010         2,408,986         1,936,342         2,391,740         1,608,081
   General Partner            479,909           284,260           243,043           283,947           209,788
   Total                    4,604,919         2,693,246         2,179,385         2,675,687         1,817,869
Limited Partners' Net
   Income per Unit              13.10              7.65              6.15              7.60              5.11
Limited Partners' Cash
   Distributions per
     Unit                        8.96              7.35              5.00              6.46             10.91
Total Assets                5,137,152         3,452,048         3,360,141         2,915,283         2,418,532
Partners' Capital
   (Deficit):
   Limited Partners         4,452,078         3,150,068         3,055,082         2,695,740         2,339,000
   General Partner        (    65,352)      (   174,338)      (   190,287)      (    76,044)      (   238,692)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878





                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,949,949        $2,788,915        $2,747,176        $1,954,057        $2,561,210
Net Income:
   Limited Partners         2,412,312         1,462,780         1,512,784           892,565         1,085,511
   General Partner            286,914           181,054           181,131           115,203           149,947
   Total                    2,699,226         1,643,834         1,693,915         1,007,768         1,235,458
Limited Partners' Net
   Income per Unit              10.54              6.39              6.61              3.90              4.74
Limited Partners' Cash
   Distributions per
     Unit                        7.14              6.99              6.01              2.33              8.82
Total Assets                3,532,158         2,589,335         2,622,429         2,385,354         2,084,248
Partners' Capital
   (Deficit):
   Limited Partners         3,164,643         2,384,331         2,519,551         2,380,767         2,021,202
   General Partner        (    67,016)      (   132,096)      (   129,173)      (   131,864)      (   162,380)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821






                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $3,860,385        $2,876,134        $2,639,281        $1,900,007        $2,487,886
Net Income:
   Limited Partners         2,565,057         1,668,244         1,593,959           987,108         1,345,727
   General Partner            296,975           203,874           189,788           129,511           177,055
   Total                    2,862,032         1,872,118         1,783,747         1,116,619         1,522,782
Limited Partners' Net
   Income per Unit              14.97              9.73              9.30              5.76              7.85
Limited Partners' Cash
   Distributions per
     Unit                       11.83             10.57              8.94              4.96             11.09
Total Assets                2,941,149         2,336,860         2,310,868         2,153,885         1,970,061
Partners' Capital
   (Deficit):
   Limited Partners         2,611,787         2,073,730         2,217,486         2,155,527         2,017,419
   General Partner        (    46,261)      (    98,202)      (    91,417)      (    95,526)      (   118,848)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400





                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                           ----------       ------------      ------------      ------------      ------------

Oil and Gas Sales          $8,215,826        $6,116,875        $5,605,691        $4,023,806        $5,285,009
Net Income:
   Limited Partners         5,469,396         3,546,447         3,393,388         2,092,430         2,861,002
   General Partner            633,469           434,649           404,263           274,972           376,956
   Total                    6,102,865         3,981,096         3,797,651         2,367,402         3,237,958
Limited Partners' Net
   Income per Unit              14.70              9.53              9.12              5.62              7.69
Limited Partners' Cash
   Distributions per
     Unit                       11.60             10.35              8.73              4.95             11.06
Total Assets                6,299,990         5,004,538         4,950,432         4,606,106         4,259,746
Partners' Capital
   (Deficit):
   Limited Partners         5,491,667         4,341,271         4,646,824         4,501,436         4,251,006
   General Partner              9,830       (   101,669)      (    87,509)      (    97,205)      (   146,206)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189           372,189





                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2005              2004              2003              2002              2001
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $1,948,662        $1,460,050        $1,335,792        $  954,336        $1,257,427
Net Income:
   Limited Partners         1,270,771           822,594           786,078           474,052           660,235
   General Partner            147,335           101,267            93,794            62,658            87,334
   Total                    1,418,106           923,861           879,872           536,710           747,569
Limited Partners' Net
   Income per Unit              13.86              8.97              8.57              5.17              7.20
Limited Partners' Cash
   Distributions per
     Unit                       10.94              9.78              8.13              4.41             10.35
Total Assets                1,488,575         1,186,870         1,176,280         1,086,200           992,829
Partners' Capital
   (Deficit):
   Limited Partners         1,325,244         1,057,473         1,131,879         1,090,801         1,021,749
   General Partner        (    28,897)      (    54,377)      (    51,046)      (    53,547)      (    65,089)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Use of Forward-Looking Statements and Estimates

      This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes; and
      *  Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production;
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
      * Prior period volume adjustments (either positive or negative) made by operators of the properties;
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and for the year ended December 31, 2004 as compared to the year ended December 31, 2003.


                               II-A Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $1,793,000 (30.2%) in 2005 as compared to 2004. Of this increase (i) $912,000 and $1,145,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $30,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $294,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 7,752 barrels, while volumes of gas sold increased 5,598 Mcf in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made in 2005 by the operator on one significant well. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made in 2005 by the operators on several wells; (ii) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure; and (iii) the successful completion of several wells during late 2004 and early to mid 2005. These increases in volumes sold were substantially offset by normal declines in production.

      Average  oil and gas prices  increased  to $53.66 per barrel and $7.10 per
Mcf,  respectively,   in  2005  from  $37.89  per  barrel  and  $5.35  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $166,000 (10.8%) in 2005 as compared to 2004. This increase was primarily due to the following 2005 activities: (i) workover expenses incurred on several wells; (ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) positive prior period lease operating expense adjustments. These increases were partially offset by (i) workover expenses incurred on several other wells during 2004 and
(ii) a 2005 reversal of $27,000 of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses decreased to 22.1% in 2005 from 25.9% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $185,000 (85.6%) in 2005 as compared to 2004. Of this increase (i) $112,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $71,000 was related to previously fully depleted wells, and (ii) $24,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves after an unsuccessful 2005 recompletion attempt on one significant well. As a percentage of oil and gas sales, this expense increased to 5.2% in 2005 from 3.6% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.3% in 2005 from 9.4% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $64,908,357 or 134.03% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $361,000 (6.5%) in 2004 as compared to 2003. Of this increase $650,000 and $300,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $245,000 and $344,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,748 barrels and 70,505 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the II-A Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable.

      Average  oil and gas prices  increased  to $37.89 per barrel and $5.35 per
Mcf,  respectively,   in  2004  from  $27.97  per  barrel  and  $4.88  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $132,000 (9.4%) in 2004 as compared to 2003. This increase was primarily due to: (i) workover expenses incurred on several wells during 2004; (ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) an increase in salt water disposal expenses on one significant well during 2004 as compared to 2003. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 25.9% in 2004 from 25.2% in 2003.

      DD&A of oil and gas properties increased $5,000 (2.5%) in 2004 as compared to 2003. As a percentage of oil and gas sales, this expense decreased to 3.6% in 2004 from 3.8% in 2003.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2004 from 10.1% in 2003.


                               II-B Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $1,341,000 (30.6%) in 2005 as compared to 2004. Of this increase $576,000 and $957,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,462 barrels and 18,826 Mcf, respectively, in 2005 as compared to 2004. Average oil and gas prices increased to $53.37 per barrel and $6.96 per Mcf, respectively, in 2005 from $38.97 per barrel and $5.10 per Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $151,000 (13.3%) in 2005 as compared to 2004. This increase was primarily due to: (i) 2005 workover expenses incurred on two significant wells and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.6% in 2005 from 26.0% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $162,000 (104.7%) in 2005 as compared to 2004. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful 2005 recompletion attempt on one significant well. This increase was also due to increases of (i) $52,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $37,000 was related to previously fully depleted wells, and (ii) $8,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.5% in 2005 from 3.5% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses increased $6,000 (1.3%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.5% in 2005 from 9.6% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $46,672,916 or 129.03% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $528,000 (13.7%) in 2004 as compared to 2003. Of this increase $409,000 and $219,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $63,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,252 barrels and 13,512 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $38.97 per barrel and $5.10 per Mcf, respectively, in 2004 from $29.33 per barrel and $4.69 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $142,000 (14.2%) in 2004 as compared to 2003. This increase was primarily due to: (i) an increase in salt water disposal expenses on one significant well during 2004 as compared to 2003; (ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) workover expenses incurred on one significant well during 2004. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 26.0% in 2004 from 25.9% in 2003.

      DD&A of oil and gas properties remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2004 from 4.0% in 2003, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.6% in 2004 from 11.0% in 2003, primarily due to the increase in oil and gas sales.



                               II-C Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $911,000 (43.0%) in 2005 as compared to 2004. Of this increase (i) $214,000 and $603,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $115,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 548 barrels, while volumes of gas sold increased 22,782 Mcf.

      The increase in volumes of gas sold in 2005 was primarily due to: (i) the first receipt of revenues on one significant well; (ii) an increase in production on several wells following the successful workovers of those wells; and (iii) an increase in production on one significant well after its return to production following the resolution of transportation problems associated with line pressure. These increases were partially offset by normal declines in production.

      Average  oil and gas prices  increased  to $53.36 per barrel and $6.92 per
Mcf,  respectively,   in  2005  from  $38.92  per  barrel  and  $5.05  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $85,000 (16.3%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) 2005 workover expenses incurred on several wells. These increases were partially offset by workover expenses incurred on several other wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 20.1% in 2005 from 24.7% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $52,000 (73.9%) in 2005 as compared to 2004. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful 2005 recompletion attempt on one significant well. This increase was also due to increases of (i) $18,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $12,000 was related to previously fully depleted wells, and (ii) $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 4.1% in 2005 from 3.3% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses increased $7,000 (3.5%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 6.6% in 2005 from 9.1% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $22,090,686 or 142.87% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $221,000 (11.6%) in 2004 as compared to 2003. Of this increase $145,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $65,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 441 barrels and 14,281 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $38.92 per barrel and $5.05 per Mcf, respectively, in 2004 from $29.48 per barrel and $4.54 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,000 (8.1%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 24.7% in 2004 from 25.5% in 2003.

      DD&A of oil and gas properties decreased $13,000 (15.4%) in 2004 as compared to 2003, primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. As a percentage of oil and gas sales, this expense decreased to 3.3% in 2004 from 4.4% in 2003. This percentage decrease was primarily due to (i) the dollar decrease in DD&A of oil and gas properties and
(ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2004 from 10.2% in 2003, primarily due to the increase in oil and gas sales.



                                II-D Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $2,064,000 (46.9%) in 2005 as compared to 2004. Of this increase (i) $288,000 and $1,525,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $383,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $132,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,453 barrels, while volumes of gas sold increased 75,445 Mcf in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to: (i) an increase in production on several wells following the successful workovers of those wells; (ii) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure; and (iii) the first receipt of revenues on one significant well. These increases were partially offset by normal declines in production.

      Average  oil and gas prices  increased  to $51.54 per barrel and $7.12 per
Mcf,  respectively,   in  2005  from  $38.36  per  barrel  and  $5.08  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $103,000 (8.8%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2005. These increases were partially offset by workover expenses incurred on several other wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 19.7% in 2005 from 26.5% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $66,000 (37.8%) in 2005 as compared to 2004. Of this increase (i) $65,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $42,000 was related to previously fully depleted wells and
(ii) $13,000 was due to accretion of these additional asset retirement obligations. The DD&A increase was also due to one significant well being fully depleted during 2005 due to the lack of remaining reserves. All of these increases were partially offset by (i) the receipt in 2005 of equipment credits on an abandoned well and (ii) two significant wells being substantially depleted during 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, DD&A decreased to 3.7% in 2005 from 3.9% in 2004.

      General and administrative expenses increased $6,000 (1.6%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 5.8% in 2005 from 8.4% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $46,050,903 or 146.25% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $498,000 (12.8%) in 2004 as compared to 2003. Of this increase (i) $246,000 and $425,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $52,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $225,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,830 barrels, while volumes of gas sold decreased 50,655 Mcf in 2004 as compared to 2003.

      The increase in volumes of oil sold was primarily due to an increase in production on one significant well following successful repairs of its mechanical problems during late 2003, which increase was partially offset by normal declines in production.

      Average  oil and gas prices  increased  to $38.36 per barrel and $5.08 per
Mcf,  respectively,   in  2004  from  $28.65  per  barrel  and  $4.45  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $91,000 (8.5%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on several wells during 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) workover expenses incurred on several other wells during 2003 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 26.5% in 2004 from 27.6% in 2003.

      DD&A of oil and gas properties decreased $108,000 (38.3%) in 2004 as compared to 2003. This decrease was primarily due to: (i) the abandonment of one significant well during 2003 due to severe mechanical problems; (ii) the decrease in volumes of gas sold; and (iii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by one significant well being fully depleted during 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2004 from 7.2% in 2003. This percentage decrease was primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.4% in 2004 from 9.6% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.



                               II-E Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $1,161,000 (41.6%) in 2005 as compared to 2004. Of this increase (i) $264,000 and $835,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $69,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $7,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 184 barrels, while volumes of gas sold increased 13,429 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2005 and (ii) normal declines in production. These decreases were partially offset by: (i) positive prior period volume adjustments made by the operators on several other wells during 2005;
(ii) the successful completion of two new wells; and (iii) an increase in production on one significant well following the successful workover of that well.

      The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well following the successful workover of that well and (ii) positive prior period volume adjustments made by the operators on several wells during 2005. These increases were partially offset by normal declines in production and a negative 2005 prior period volume adjustment made by the operator on one significant well.

      Average  oil and gas prices  increased  to $52.60 per barrel and $7.10 per
Mcf,  respectively,   in  2005  from  $37.88  per  barrel  and  $5.13  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $101,000 (14.7%) in 2005 as compared to 2004. This increase was primarily due to: (i) an increase in production taxes associated with the increase in oil and gas sales; (ii) workover expenses incurred on several wells during 2005; and (iii) an increase in salt water disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on several other wells during 2004. As of the date of this Annual Report, management anticipates that the salt water disposal expenses on this unit will remain at 2005 levels. As a percentage of oil and gas sales, these expenses decreased to 19.9% in 2005 from 24.5% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $3,000 (1.4%) in 2005 as compared to 2004. Of this increase
(i) $37,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $13,000 was related to previously fully depleted wells and (ii) $7,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during 2005 due to the lack of remaining reserves. These increases were partially offset by two significant wells being substantially depleted during 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.2% in 2005 from 7.2% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,000 (2.0%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.1% for 2005 from 9.9% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $31,931,574 or 139.55% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $42,000 (1.5%) in 2004 as compared to 2003. Of this increase $155,000 and $185,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $29,000 and $269,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 996 barrels and 57,609 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators during 2004 on two significant wells and (ii) a similar negative prior period volume adjustment made during 2003 on another significant well.

      The decrease in volumes of gas sold was primarily due to: (i) normal declines in production; (ii) the shutting-in of one significant well during 2004 in order to redirect the flow of gas to a pipeline with available capacity; and
(iii) a negative prior period volume adjustment made by the operator on another significant well during 2004. These decreases were partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2004.

      Average  oil and gas prices  increased  to $37.88 per barrel and $5.13 per
Mcf,  respectively,   in  2004  from  $29.32  per  barrel  and  $4.68  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,000 (2.8%) in 2004 as compared to 2003. This increase was primarily due to workover expenses incurred on several wells during 2004. This increase was partially offset by: (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold; (ii) positive prior period lease operating expense adjustments made in 2003 on two significant wells; and (iii) a negative prior period production tax adjustment made in 2004 by the operator on one significant well. As a percentage of oil and gas sales, these expenses increased to 24.5% in 2004 from 24.2% in 2003.

      DD&A of oil and gas properties increased $64,000 (46.8%) in 2004 as compared to 2003. This increase was primarily due to two significant wells being substantially depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. As a percentage of oil and gas sales, this expense increased to 7.2% in 2004 from 5.0% in 2003, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses decreased $3,000 (1.0%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 9.9% in 2004 from 10.2% in 2003.



                               II-F Partnership
                               ----------------


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $984,000 (34.2%) in 2005 as compared to 2004. Of this increase $388,000 and $733,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $18,000 and $119,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 484 barrels and 24,860 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to: (i) negative prior period volume adjustments made by the operators on several wells during 2005; (ii) similar positive prior period volume adjustments made on other wells during 2004; and (iii) normal declines in production. These decreases were partially offset by: (i) positive prior period volume adjustments made by the operators on several wells during 2005; (ii) the successful completion of two new wells; and (iii) an increase in production on one significant well following the successful workover of that well.

      The decrease in volumes of gas sold was primarily due to: (i) a negative prior period volume adjustment made by the operator on one significant well during 2005; (ii) normal declines in production; and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) similar negative prior period volume adjustments made on several other wells during 2004.

      Average  oil and gas prices  increased  to $51.57 per barrel and $6.72 per
Mcf,  respectively,   in  2005  from  $36.43  per  barrel  and  $4.78  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $51,000 (8.4%) in 2005 as compared to 2004. This increase was primarily due to: (i)an increase in production taxes associated with the increase in oil and gas sales; (ii) workover expenses incurred on several wells during 2005; and (iii) an increase in salt water disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on two significant wells during 2004. As of the date of this Annual Report, management anticipates that the salt water disposal expenses on this unit will remain at 2005 levels. As a percentage of oil and gas sales, these expenses decreased to 17.1% in 2005 from 21.2% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $81,000 (37.6%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by: (i) an increase of $17,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $10,000 was related to previously fully depleted wells; (ii) an increase of $5,000 due to accretion of these additional asset retirement obligations; and (iii) one significant well being fully depleted during 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2005 from 7.5% in 2004, primarily due to (i) the dollar decrease in DD&A of oil and gas properties and
(ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (2.7%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 5.6% in 2005 from 7.4% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $27,162,051 or 158.47% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $237,000 (9.0%) in 2004 as compared to 2003. Of this increase (i) $209,000 and $165,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $36,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $173,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,255 barrels, while volumes of gas sold decreased 39,538 Mcf in 2004 as compared to 2003.

      The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004.

      Average  oil and gas prices  increased  to $36.43 per barrel and $4.78 per
Mcf,  respectively,   in  2004  from  $28.40  per  barrel  and  $4.37  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,000 (6.2%) in 2004 as compared to 2003. This increase was primarily due to: (i) workover expenses incurred on two significant wells during 2004; (ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004;
(ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold; and (iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.2% in 2004 from 21.7% in 2003.

      DD&A of oil and gas properties increased $81,000 (60.1%) in 2004 as compared to 2003. This increase was primarily due to one significant well being fully depleted during 2004 due to lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.5% in 2004 from 5.1% in 2003, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses decreased $2,000 (1.0%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 7.4% in 2004 from 8.1% in 2003.



                               II-G Partnership
                               ----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $2,099,000 (34.3%) in 2005 as compared to 2004. Of this increase $815,000 and $1,583,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $30,000 and $269,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 817 barrels and 56,041 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to: (i) negative prior period volume adjustments made by the operators on several wells during 2005; (ii) similar positive prior period volume adjustments made on other wells during 2004; and (iii) normal declines in production. These decreases were partially offset by: (i) positive prior period volume adjustments made by the operators on several wells during 2005; (ii) the successful completion of two new wells; and (iii) an increase in production on one significant well following the successful workover of that well.

      The decrease in volumes of gas sold was primarily due to: (i)a negative prior period volume adjustment made by the operator on one significant well during 2005; (ii) normal declines in production; and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) similar negative prior period volume adjustments made on other wells during 2004.

      Average  oil and gas prices  increased  to $51.56 per barrel and $6.77 per
Mcf,  respectively,   in  2005  from  $36.43  per  barrel  and  $4.80  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $115,000 (8.8%) in 2005 as compared to 2004. This increase was primarily due to: (i) an increase in production taxes associated with the increase in oil and gas sales; (ii) workover expenses incurred in 2005 on several wells; and (iii) an increase in salt water disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on two significant wells during 2004. As of the date of this Annual Report, management anticipates that the salt water disposal expenses on this unit will remain at 2005 levels. As a percentage of oil and gas sales, these expenses decreased to 17.2% in 2005 from 21.3% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $181,000 (38.3%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by: (i) an increase of $36,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $21,000 was related to previously fully depleted wells; (ii) an increase of $10,000 due to accretion of these additional asset retirement obligations; and (iii) one significant well being fully depleted during 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2005 from 7.7% in 2004, primarily due to (i) the dollar decrease in DD&A of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,000 (1.1%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 5.3% in 2005 from 7.1% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $56,838,371 or 152.71% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $511,000 (9.1%) in 2004 as compared to 2003. Of this increase (i) $439,000 and $360,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $75,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $363,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,620 barrels, while volumes of gas sold decreased 82,756 Mcf in 2004 as compared to 2003.

      The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004.

      Average  oil and gas prices  increased  to $36.43 per barrel and $4.80 per
Mcf,  respectively,   in  2004  from  $28.40  per  barrel  and  $4.38  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $80,000 (6.5%) in 2004 as compared to 2003. This increase was primarily due to: (i) workover expenses incurred on two significant wells during 2004;

(ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by: (i) negative prior period production tax adjustments made by the operators on several wells during 2004; (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold; and
(iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.3% in 2004 from 21.8% in 2003.

      DD&A of oil and gas properties increased $182,000 (62.8%) in 2004 as compared to 2003, primarily due to one significant well being fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.7% in 2004 from 5.2% in 2003, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses decreased $5,000 (1.1%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2004 from 7.8% in 2003.



                               II-H Partnership
                               ----------------


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total oil and gas sales increased $489,000 (33.5%) in 2005 as compared to 2004. Of this increase $187,000 and $376,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $9,000 and $65,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 242 barrels and 13,478 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to: (i) negative prior period volume adjustments made by the operators on several wells during 2005; (ii) similar positive prior period volume adjustments made on other wells during 2004; and (iii) normal declines in production. These decreases were partially offset by: (i) positive prior period volume adjustments made by the operators on several wells during 2005; (ii) the successful completion of two new wells; and (iii) an increase in production  on  one  significant  well following the successful workover of that well.

      The decrease in volumes of gas sold was primarily due to: (i) a negative prior period volume adjustment made by the operator on one significant well during 2005; (ii) normal declines in production; and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) similar negative prior period volume adjustments made on other wells during 2004.

      Average  oil and gas prices  increased  to $51.46 per barrel and $6.76 per
Mcf,  respectively,   in  2005  from  $36.44  per  barrel  and  $4.82  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,000 (7.7%) in 2005 as compared to 2004. This increase was primarily due to: (i) an increase in production taxes associated with the increase in oil and gas sales; (ii) workover expenses incurred on several wells during 2005; and (iii) an increase in salt water disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on two significant wells during 2004. As of the date of this Annual Report, management anticipates that the salt water disposal expenses on this unit will remain at 2005 levels. As a percentage of oil and gas sales, these expenses decreased to 17.4% in 2005 from 21.5% in 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $45,000 (39.4%) in 2005 as compared to 2004, primarily due to (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by: (i) an increase of $9,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $5,000 was related to previously fully depleted wells; (ii) an increase of $2,000 due to accretion of these additional asset retirement obligations; and
(iii) one significant well being fully depleted during 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2005 from 7.8% in 2004, primarily due to (i) the dollar decrease in DD&A of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (4.9%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 6.7% in 2005 from 8.5% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $13,209,364 or 144.03% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $124,000 (9.3%) in 2004 as compared to 2003. Of this increase (i) $102,000 and $91,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $17,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $86,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 606 barrels, while volumes of gas sold decreased 19,699 Mcf in 2004 as compared to 2003.

      The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004.

      Average  oil and gas prices  increased  to $36.44 per barrel and $4.82 per
Mcf,  respectively,   in  2004  from  $28.40  per  barrel  and  $4.38  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,000 (6.5%) in 2004 as compared to 2003. This increase was primarily due to: (i) workover expenses incurred on two significant wells during 2004; (ii) an increase in production taxes associated with the increase in oil and gas sales; and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by: (i) negative prior period production tax adjustments made by the operator on several wells during 2004,
(ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold; and (iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.5% in 2004 from 22.1% in 2003.

      DD&A of oil and gas properties increased $45,000 (65.7%) in 2004 as compared to 2003, primarily due to one significant well being fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and
(ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.8% in 2004 from 5.1% in 2003, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.5% in 2004 from 9.4% in 2003.


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2005, 2004, and 2003. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.













                  [Remainder of Page Intentionally Left Blank]

                             2005 Compared to 2004
                             ---------------------

                             Average Sales Prices
--------------------------------------------------------------------------
P/ship                2005                    2004              % Change
------         ------------------      ------------------      -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------      ---     ---

 II-A          $53.66      $7.10       $37.89      $5.35       42%     33%
 II-B           53.37       6.96        38.97       5.10       37%     36%
 II-C           53.36       6.92        38.92       5.05       37%     37%
 II-D           51.54       7.12        38.36       5.08       34%     40%
 II-E           52.60       7.10        37.88       5.13       39%     38%
 II-F           51.57       6.72        36.43       4.78       42%     41%
 II-G           51.56       6.77        36.43       4.80       42%     41%
 II-H           51.46       6.76        36.44       4.82       41%     40%

                              Production Volumes
----------------------------------------------------------------------------
P/ship              2005                      2004                % Change
------       ------------------        -----------------       -------------
               Oil        Gas            Oil       Gas           Oil    Gas
             (Bbls)      (Mcf)         (Bbls)     (Mcf)        (Bbls)  (Mcf)
             ------     -------        ------    -------       ------  -----

 II-A        57,813     652,272        65,565    646,674        (12%)    1%
 II-B        40,011     516,244        42,473    535,070        ( 6%)  ( 4%)
 II-C        14,817     323,872        15,365    301,090        ( 4%)    8%
 II-D        21,859     749,576        25,312    674,131        (14%)   11%
 II-E        17,951     423,292        18,135    409,863        ( 1%)    3%
 II-F        25,599     377,857        26,083    402,717        ( 2%)  ( 6%)
 II-G        53,848     803,073        54,665    859,114        ( 1%)  ( 7%)
 II-H        12,446     193,427        12,688    206,905        ( 2%)  ( 7%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2005     2004     % Change
                    ------    ------   -----     --------

                     II-A     $10.24   $8.88        15%
                     II-B      10.25    8.66        18%
                     II-C       8.86    7.99        11%
                     II-D       8.65    8.48         2%
                     II-E       8.86    7.91        12%
                     II-F       7.45    6.53        14%
                     II-G       7.54    6.57        15%
                     II-H       7.58    6.67        14%

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
--------------------------------------------------------------------------
P/ship               2004                     2003             % Change
------         ------------------      ------------------      -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------      ---     ---

 II-A          $37.89      $5.35       $27.97      $4.88       35%     10%
 II-B           38.97       5.10        29.33       4.69       33%      9%
 II-C           38.92       5.05        29.48       4.54       32%     11%
 II-D           38.36       5.08        28.65       4.45       34%     14%
 II-E           37.88       5.13        29.32       4.68       29%     10%
 II-F           36.43       4.78        28.40       4.37       28%      9%
 II-G           36.43       4.80        28.40       4.38       28%     10%
 II-H           36.44       4.82        28.40       4.38       28%     10%

                              Production Volumes
----------------------------------------------------------------------------
P/ship              2004                      2003               % Change
------       ----------------          -----------------       -------------
               Oil        Gas            Oil        Gas          Oil    Gas
             (Bbls)      (Mcf)         (Bbls)      (Mcf)       (Bbls)  (Mcf)
             ------     -------        ------     -------      ------  -----

 II-A        65,565     646,674        74,313     717,179       (12%)  (10%)
 II-B        42,473     535,070        43,725     548,582       ( 3%)  ( 2%)
 II-C        15,365     301,090        15,806     315,371       ( 3%)  ( 5%)
 II-D        25,312     674,131        23,482     724,786         8%   ( 7%)
 II-E        18,135     409,863        19,131     467,472       ( 5%)  (12%)
 II-F        26,083     402,717        24,828     442,255         5%   ( 9%)
 II-G        54,665     859,114        52,045     941,870         5%   ( 9%)
 II-H        12,688     206,905        12,082     226,604         5%   ( 9%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2004     2003     % Change
                    ------    -----    -----     --------

                     II-A     $8.88    $7.26        22%
                     II-B      8.66     7.39        17%
                     II-C      7.99     7.09        13%
                     II-D      8.48     7.46        14%
                     II-E      7.91     6.85        15%
                     II-F      6.53     5.82        12%
                     II-G      6.57     5.84        13%
                     II-H      6.67     5.92        13%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2005 production levels for future years, the Partnerships proved reserve quantities at December 31, 2005 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A               9.8             11.9
                     II-B               9.3             12.2
                     II-C              10.9             11.7
                     II-D              12.9              7.9
                     II-E              11.9              9.9
                     II-F               9.4             13.2
                     II-G               9.5             13.1
                     II-H               9.5             13.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2005 may cause an increase or decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2011 (six years from December 31, 2005).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2005, 2004, and 2003, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas development activities, primarily well recompletions and developmental drilling:

      Partnership               2005              2004              2003
      -----------             --------          --------          --------

          II-A                $133,494          $ 93,122          $102,903
          II-B                  96,434            53,458            24,971
          II-C                  54,420            11,074            24,478
          II-D                 151,464            16,239           153,431
          II-E                  31,965            30,342            24,348
          II-F                  20,736            79,459            41,415
          II-G                  43,264           174,306            93,448
          II-H                   9,960            43,819            24,574

While these expenditures reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2005, 2004, and 2003. The sales of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2005, 2004, and 2003, were as follows:

         Partnership            2005              2004              2003
         -----------          -------           -------           --------

            II-A              $  -              $26,393           $  8,732
            II-B                 -               32,405              1,968
            II-C                 -               13,888                739
            II-D               27,451              -                 8,060
            II-E                 -                8,569             22,535
            II-F                 -               22,941             60,479
            II-G                 -               48,031            127,575
            II-H                 -               11,149             29,981

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the Partnerships will increase the number of properties to be sold. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production through acquisitions of producing properties and extensive drilling.

      The General Partner expects general and administrative expenses to increase substantially during 2006 and 2007 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2007.

      The Partnerships would have terminated on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type which are required by the SEC to be disclosed in this Annual Report under this heading.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the

Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of all oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling similar liabilities. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating costs and drilling costs incurred by the Partnerships. This pressure is expected to continue if commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item
2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

      The Partnerships do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2005 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill       54      President and Director

      Judy K. Fox           55      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2005 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner serves as the audit committee. The board of directors of the General Partner consists of one person who is not an audit committee financial expert, as defined in the SEC regulations.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West 2nd Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2005, 2004, and 2003, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2005         2004          2003
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2005, 2004, and 2003:




                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                        Long Term Compensation
                                                                  ---------------------------------
                                      Annual Compensation                    Awards         Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                     Salary    Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
----------------        ----    --------   -----      -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            2003       -         -           -            -             -           -          -
                        2004       -         -           -            -             -           -          -
                        2005       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $276,689     -           -            -             -           -          -
                        2004    $296,458     -           -            -             -           -          -
                        2005    $304,212     -           -            -             -           -          -

----------
(1)   The general and  administrative  expenses paid by the II-A Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-A  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-A  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                            Long Term Compensation
                                                                     -----------------------------------
                                        Annual Compensation                  Awards              Payouts
                                 -------------------------------    ------------------------     -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            2003        -           -           -            -             -             -           -
                        2004        -           -           -            -             -             -           -
                        2005        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $206,665       -           -            -             -             -           -
                        2004     $221,431       -           -            -             -             -           -
                        2005     $227,222       -           -            -             -             -           -

----------
(1)   The general and  administrative  expenses paid by the II-B Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-B  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-B  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                         Long Term Compensation
                                                                    ----------------------------------
                                        Annual Compensation                   Awards           Payouts
                                 -------------------------------    -----------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                      Salary      Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
----------------        ----     --------     -----      -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2003        -           -           -           -              -           -           -
                        2004        -           -           -           -              -           -           -
                        2005        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $88,339        -           -           -              -           -           -
                        2004     $94,651        -           -           -              -           -           -
                        2005     $97,126        -           -           -              -           -           -
      ----------
(1)   The general and  administrative  expenses paid by the II-C Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-C  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-C  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                     ---------------------------------
                                        Annual Compensation                  Awards            Payouts
                                 -------------------------------    ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2003        -           -           -             -             -          -           -
                        2004        -           -           -             -             -          -           -
                        2005        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $179,902       -           -             -             -          -           -
                        2004     $192,756       -           -             -             -          -           -
                        2005     $197,797       -           -             -             -          -           -

----------
(1)   The general and  administrative  expenses paid by the II-D Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-D  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-D  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                       Awards         Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
----------------        ----     --------    -----      -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2003        -          -          -             -              -           -           -
                        2004        -          -          -             -              -           -           -
                        2005        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $130,734      -          -             -              -           -           -
                        2004     $140,074      -          -             -              -           -           -
                        2005     $143,738      -          -             -              -           -           -

----------
(1)   The general and  administrative  expenses paid by the II-E Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-E  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-E  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                         Annual Compensation                     Awards         Payouts
                                 -------------------------------     ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2003        -           -          -              -             -          -           -
                        2004        -           -          -              -             -          -           -
                        2005        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $ 97,927       -          -              -             -          -           -
                        2004     $104,923       -          -              -             -          -           -
                        2005     $107,667       -          -              -             -          -           -
      ----------
(1)   The general and  administrative  expenses paid by the II-F Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-F  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-F  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                      Long Term Compensation
                                                                  -----------------------------------
                                      Annual Compensation                 Awards              Payouts
                                -----------------------------    -----------------------      -------
                                                                                 Securi-
                                                       Other                      ties                       All
     Name                                              Annual     Restricted     Under-                     Other
      and                                             Compen-       Stock        lying          LTIP       Compen-
   Principal                     Salary     Bonus     sation       Award(s)     Options/       Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)         ($)         ($)
----------------        ----    --------    -----     -------     ----------    --------       -------     -------
Dennis R. Neill,
President(1)            2003       -          -          -             -            -             -           -
                        2004       -          -          -             -            -             -           -
                        2005       -          -          -             -            -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $212,644      -          -             -            -             -           -
                        2004    $227,837      -          -             -            -             -           -
                        2005    $233,796      -          -             -            -             -           -

----------
(1)   The general and  administrative  expenses paid by the II-G Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-G  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-G  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------------   ------------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                     Salary      Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
----------------        ----    --------     -----      -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            2003       -           -           -          -               -            -           -
                        2004       -           -           -          -               -            -           -
                        2005       -           -           -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $52,399        -           -          -               -            -           -
                        2004    $56,143        -           -          -               -            -           -
                        2005    $57,611        -           -          -               -            -           -

----------
(1)   The general and  administrative  expenses paid by the II-H Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-H  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-H  Partnership  equals or exceeds
      $100,000 per annum.

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  -----------------

II-A Partnership:
----------------
   Samson Resources Company                            153,726 (31.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  153,726 (31.7%)

II-B Partnership:
----------------
   Samson Resources Company                             106,832 (29.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   106,832 (29.5%)


II-C Partnership:
----------------
   Samson Resources Company                              54,043 (35.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    54,043 (35.0%)


II-D Partnership:
----------------
   Samson Resources Company                              97,852 (31.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    97,852 (31.1%)


II-E Partnership:
----------------
   Samson Resources Company                              76,440 (33.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    76,440 (33.4%)


II-F Partnership:
----------------
   Samson Resources Company                              48,425 (28.3%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    48,425 (28.3%)

II-G Partnership:
----------------
   Samson Resources Company                              83,543 (22.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    83,543 (22.5%)


II-H Partnership:
----------------
   Samson Resources Company                              28,872 (31.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                    28,872 (31.5%)


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

      In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnership who provide services to the Partnership have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2005 and 2004, each Partnership incurred the following audit fees:

                                          2005           2004
                                         -------        -------
      Year-end audit per
       engagement letter                 $23,716        $21,560
      1st quarter 10-Q review                925            825
      2nd quarter 10-Q review                917            825
      3rd quarter 10-Q review                917            825


      Audit-Related Fees

      During 2005 and 2004 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2005 and 2004 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2005 and 2004 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees paid by Affiliates

      The Partnerships' accountants received compensation from other limited partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules, and Exhibits.

      (1)   Financial Statements: The following financial statements for the

            Geodyne Energy Income Limited Partnership II-A
            Geodyne Energy Income Limited Partnership II-B
            Geodyne Energy Income Limited Partnership II-C
            Geodyne Energy Income Limited Partnership II-D
            Geodyne Energy Income Limited Partnership II-E
            Geodyne Energy Income Limited Partnership II-F
            Geodyne Energy Income Limited Partnership II-G
            Geodyne Energy Income Limited Partnership II-H

            as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
              Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

 Exh.
 No.     Exhibit
 ----    -------

 4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.7 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A dated October 27, 2005.

 4.8 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.12    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-A dated October 27, 2005.

 4.13 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to

         Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.19 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005.

 4.20 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31,

         2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.24    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005.

 4.25 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.31 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005.

 4.32 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.36    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005.

 4.37 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.43 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005.

 4.44 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.48    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005.

 4.49 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.56 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005.

 4.57 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.60 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.61    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005.

 4.62 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31,

         2001,   filed  with  the  SEC  on  February  26,  2002  and  is  hereby incorporated by reference.

 4.65 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.70 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F dated October 27, 2005.

 4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.73 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.74 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F dated October 27, 2005.

 4.75 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.81 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.82 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

*4.83 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G dated October 27, 2005.

 4.84 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.85 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.86 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.87 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G dated October 27, 2005.

 4.88 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.89 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.90 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.91 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.92 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.93 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.94 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.95 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.96 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H dated October 27, 2005.

 4.97 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.98 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.99 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.100 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H dated October 27, 2005.

 10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.6 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-A dated October 27, 2005.

 10.7 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.12 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-B dated October 27, 2005.

 10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.18 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-C dated October 27, 2005.

 10.19 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.24 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-D dated October 27, 2005.

10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31,

         2001,   filed  with  the  SEC  on  February  26,  2002  and  is  hereby incorporated by reference.

 10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.30 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-E dated October 27, 2005.

 10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.36 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-F dated October 27, 2005.

 10.37 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.40 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.41 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.42 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-G dated October 14, 2005.

 10.43 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.44 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.45 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.46 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.47 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.48 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-H dated October 27, 2005.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


         All other Exhibits are omitted as inapplicable.

         ----------

         *Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                                 Geodyne Energy Income Limited Partnership II-A Geodyne Energy Income Limited Partnership II-B Geodyne Energy Income Limited Partnership II-C Geodyne Energy Income Limited Partnership II-D Geodyne Energy Income Limited Partnership II-E Geodyne Energy Income Limited Partnership II-F Geodyne Energy Income Limited Partnership II-G Geodyne Energy Income Limited Partnership II-H

                                 By:   GEODYNE RESOURCES, INC.
                                       General Partner

                                       March 29, 2006


                                 By:   //s// Dennis R. Neill
                                       ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the registrant's general partner, Geodyne Resources, Inc.) on the dates indicated.

By:   //s//Dennis R. Neill       President and            March 29, 2006
      --------------------       Director (Principal
         Dennis R. Neill         Executive Officer)


      //s//Craig D. Loseke       Chief Accounting         March 29, 2006
      --------------------       Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

      //s//Judy K. Fox
      --------------------       Secretary                March 29, 2006
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $2,121,512      $1,557,473
   Accounts receivable:
      Oil and gas sales                          1,539,562       1,004,704
                                                 ---------       ---------
      Total current assets                      $3,661,074      $2,562,177

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,469,366       2,226,122

DEFERRED CHARGE                                    601,624         625,308
                                                 ---------       ---------
                                                $6,732,064      $5,413,607
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  347,424      $  273,971
   Accrued liability - other (Note 1)                 -             26,672
   Gas imbalance payable                            96,957         108,636
   Asset retirement obligation -
      current (Note 1)                              41,485          34,994
                                                 ---------       ---------
      Total current liabilities                 $  485,866      $  444,273

LONG-TERM LIABILITIES:
   Accrued liability                            $  155,405      $  179,306
   Asset retirement obligation (Note 1)            863,302         358,676
                                                 ---------       ---------
      Total long-term liabilities               $1,018,707      $  537,982

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  132,231)    ($  201,586)
   Limited Partners, issued and
      outstanding, 484,283 Units                 5,359,722       4,632,938
                                                 ---------       ---------
      Total Partners' capital                   $5,227,491      $4,431,352
                                                 ---------       ---------
                                                $6,732,064      $5,413,607
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                      2005          2004          2003
                                   ----------    ----------    ----------
REVENUES:
   Oil and gas sales               $7,734,290    $5,941,698    $5,580,423
   Interest income                     31,829        10,049         7,152
   Gain on sale of oil and
      gas properties                     -           27,282         9,595
   Other income                          -              328          -
                                    ---------     ---------     ---------
                                   $7,766,119    $5,979,357    $5,597,170

COSTS AND EXPENSES:
   Lease operating                 $1,277,746    $1,213,209    $1,091,063
   Production tax                     428,041       326,791       316,696
   Depreciation, depletion,
      and amortization of oil
      and gas properties              401,555       216,390       211,157
   General and administrative         561,287       556,269       561,271
                                    ---------     ---------     ---------
                                   $2,668,629    $2,312,659    $2,180,187
                                    ---------     ---------     ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $5,097,490    $3,666,698    $3,416,983

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               -             -            5,849
                                    ---------     ---------     ---------
NET INCOME                         $5,097,490    $3,666,698    $3,422,832
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  542,706    $  382,655    $  360,046
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $4,554,784    $3,284,043    $3,062,786
                                    =========     =========     =========

NET INCOME per Unit                $     9.41    $     6.78    $     6.32
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE  ENERGY  INCOME  PRODUCTION   PARTNERSHIP  II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003

                                Limited          General
                               Partners          Partner          Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2002        $3,811,109       ($241,784)      $3,569,325
   Net income                  3,062,786         360,046        3,422,832
   Cash distributions        ( 2,437,000)      ( 350,333)     ( 2,787,333)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $4,436,895       ($232,071)      $4,204,824
   Net income                  3,284,043         382,655        3,666,698
   Cash distributions        ( 3,088,000)      ( 352,170)     ( 3,440,170)
                               ---------         -------        ---------

Balance, Dec. 31, 2004        $4,632,938       ($201,586)      $4,431,352
   Net income                  4,554,784         542,706        5,097,490
   Cash distributions        ( 3,828,000)      ( 473,351)     ( 4,301,351)
                               ---------         -------        ---------

Balance, Dec. 31, 2005        $5,359,722       ($132,231)      $5,227,491
                               =========         =======        =========





















                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                         2005           2004            2003
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $5,097,490     $3,666,698      $3,422,832
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -              -        (     5,849)
      Depreciation, depletion,
         and amortization of oil
         and gas properties              401,555        216,390         211,157
      Gain on sale of oil and
         gas properties                     -       (    27,282)    (     9,595)
      Settlement of asset
         retirement obligation       (       188)   (        14)           -
      Increase in accounts
         receivable - oil and
         gas sales                   (   534,858)   (   243,088)    (   103,117)
      Decrease in deferred
         charge                           23,684         24,792           6,189
      Increase in accounts
         payable                          48,524         24,563           7,993
      Decrease in accrued
         liability - other           (    26,672)          -               -
      Increase (decrease) in
         gas imbalance payable       (    11,679)        17,173     (     3,805)
      Decrease in accrued
         liability                   (    23,901)   (    28,289)    (     9,727)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $4,973,955     $3,650,943      $3,516,078
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  135,847)   ($   81,909)    ($  102,903)
   Proceeds from sale of
      oil and gas properties              27,282           -              8,732
                                       ---------      ---------       ---------
   Net cash used by
      investing activities           ($  108,565)   ($   81,909)    ($   94,171)
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($4,301,351)   ($3,440,170)    ($2,787,333)
                                       ---------      ---------       ---------
   Net cash used by financing
      activities                     ($4,301,351)   ($3,440,170)    ($2,787,333)
                                       ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $  564,039     $  128,864      $  634,574

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              1,557,473      1,428,609         794,035
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $2,121,512     $1,557,473      $1,428,609
                                       =========      =========       =========

































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,604,547      $1,079,057
   Accounts receivable:
      Oil and gas sales                          1,127,488         750,466
                                                 ---------       ---------
      Total current assets                      $2,732,035      $1,829,523

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,544,218       1,590,243

DEFERRED CHARGE                                    271,456         252,768
                                                 ---------       ---------
                                                $4,547,709      $3,672,534
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  229,602      $  202,172
   Gas imbalance payable                            35,564          39,527
   Asset retirement obligation -
      current (Note 1)                              11,476          17,122
                                                 ---------       ---------
      Total current liabilities                 $  276,642      $  258,821

LONG-TERM LIABILITIES:
   Accrued liability                            $   72,442      $   42,599
   Asset retirement obligation (Note 1)            372,410         193,076
                                                 ---------       ---------
      Total long-term liabilities               $  444,852      $  235,675

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  178,888)    ($  232,828)
   Limited Partners, issued and
      outstanding, 361,719 Units                 4,005,103       3,410,866
                                                 ---------       ---------
      Total Partners' capital                   $3,826,215      $3,178,038
                                                 ---------       ---------
                                                $4,547,709      $3,672,534
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                      2005           2004          2003
                                   ----------     ----------    ----------
REVENUES:
   Oil and gas sales               $5,726,829    $4,385,735     $3,857,240
   Interest income                     21,723         6,980          4,467
   Gain on sale of oil
      and gas properties                 -           32,405          2,469
   Other income                          -            1,353           -
                                    ---------     ---------      ---------
                                   $5,748,552    $4,426,473     $3,864,176

COSTS AND EXPENSES:
   Lease operating                 $  959,524    $  886,104     $  760,713
   Production tax                     331,903       254,136        237,599
   Depreciation, depletion,
      and amortization of oil
      and gas properties              316,205       154,459        154,363
   General and administrative         427,005       421,360        424,644
                                    ---------     ---------      ---------
                                   $2,034,637    $1,716,059     $1,577,319
                                    ---------     ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $3,713,915    $2,710,414     $2,286,857

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               -             -             4,347
                                    ---------     ---------      ---------

NET INCOME                         $3,713,915    $2,710,414     $2,291,204
                                    =========     =========      =========
GENERAL PARTNER -
   NET INCOME                      $  397,678    $  281,206     $  242,175
                                    =========     =========      =========
LIMITED PARTNERS -
   NET INCOME                      $3,316,237    $2,429,208     $2,049,029
                                    =========     =========      =========
NET INCOME per Unit                $     9.17    $     6.72     $     5.66
                                    =========     =========      =========
UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2002          $2,826,629      ($264,786)     $2,561,843
   Net income                    2,049,029        242,175       2,291,204
   Cash distributions          ( 1,672,000)     ( 232,196)    ( 1,904,196)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $3,203,658      ($254,807)     $2,948,851
   Net income                    2,429,208        281,206       2,710,414
   Cash distributions          ( 2,222,000)     ( 259,227)    ( 2,481,227)
                                 ---------        -------       ---------

Balance, Dec. 31, 2004          $3,410,866      ($232,828)     $3,178,038
   Net income                    3,316,237        397,678       3,713,915
   Cash distributions          ( 2,722,000)     ( 343,738)    ( 3,065,738)
                                 ---------        -------       ---------

Balance, Dec. 31, 2005          $4,005,103      ($178,888)     $3,826,215
                                 =========        =======       =========























                   The accompanying notes are an integral part
                    of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004            2003
                                    ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $3,713,915      $2,710,414      $2,291,204
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note 1)                              -        (     4,347)
      Depreciation, depletion,
         and amortization of oil
         and gas properties             316,205         154,459         154,363
      Gain on sale of
         oil and gas properties            -        (    32,405)    (     2,469)
      Settlement of asset
         retirement obligation      (        58)    (         3)           -
      Increase in accounts
         receivable                 (   377,022)    (   203,829)    (    65,635)
      (Increase) decrease in
         deferred charge            (    18,688)    (    14,633)          7,376
      Increase in accounts
         payable                          2,816          68,305           6,715
      Decrease in gas
         imbalance payable          (     3,963)    (     7,749)    (       376)
      Increase (decrease) in
         accrued liability               29,843     (     6,174)    (     3,909)
                                      ---------       ---------       ---------
   Net cash provided by
      operating activities           $3,663,048      $2,668,385      $2,382,922
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  104,225)    ($   41,891)    ($   24,971)
   Proceeds from sale of
      oil and gas properties             32,405            -              1,968
                                      ---------       ---------       ---------
   Net cash used by
      investing activities          ($   71,820)    ($   41,891)    ($   23,003)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,065,738)    ($2,481,227)    ($1,904,196)
                                      ---------       ---------       ---------

   Net cash used by financing
      activities                    ($3,065,738)    ($2,481,227)    ($1,904,196)
                                      ---------       ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  525,490      $  145,267      $  455,723

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,079,057         933,790         478,067
                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,604,547      $1,079,057      $  933,790
                                      =========       =========       =========































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  812,768      $  506,061
   Accounts receivable:
      Oil and gas sales                            643,141         365,499
                                                 ---------       ---------
      Total current assets                      $1,455,909      $  871,560

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                          728,242         729,670

DEFERRED CHARGE                                    155,926         121,531
                                                 ---------       ---------
                                                $2,340,077      $1,722,761
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  127,265      $   77,395
   Gas imbalance payable                            13,454          22,040
   Asset retirement obligation -
      current (Note 1)                               9,569          10,892
                                                 ---------       ---------
      Total current liabilities                 $  150,288      $  110,327

LONG-TERM LIABILITIES:
   Accrued liability                            $   44,603      $   34,323
   Asset retirement obligation (Note 1)            131,222          62,682
                                                 ---------       ---------
      Total long-term liabilities               $  175,825      $   97,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   57,416)    ($   96,672)
   Limited Partners, issued and
      outstanding, 154,621 Units                 2,071,380       1,612,101
                                                 ---------       ---------
      Total Partners' capital                   $2,013,964      $1,515,429
                                                 ---------       ---------
                                                $2,340,077      $1,722,761
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                       2005            2004             2003
                                    ----------      ----------       ----------
REVENUES:
   Oil and gas sales                $3,030,291      $2,119,207       $1,898,285
   Interest income                      10,553           3,246            2,153
   Gain on sale of oil
      and gas properties                  -             13,888              768
   Other income                           -                201             -
                                     ---------       ---------        ---------
                                    $3,040,844      $2,136,542       $1,901,206

COSTS AND EXPENSES:
   Lease operating                  $  406,720      $  386,170       $  356,027
   Production tax                      202,774         137,840          128,606
   Depreciation, depletion,
      and amortization of oil
      and gas properties               123,106          70,771           83,672
   General and administrative          200,129         193,431          193,823
                                     ---------       ---------        ---------
                                    $  932,729      $  788,212       $  762,128
                                     ---------       ---------        ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $2,108,115      $1,348,330       $1,139,078

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -               -                  74
                                     ---------       ---------        ---------

NET INCOME                          $2,108,115      $1,348,330       $1,139,152
                                     =========       =========        =========

GENERAL PARTNER -
   NET INCOME                       $  220,836      $  139,610       $  121,224
                                     =========       =========        =========

LIMITED PARTNERS -
   NET INCOME                       $1,887,279      $1,208,720       $1,017,928
                                     =========       =========        =========

NET INCOME per Unit                 $    12.21      $     7.82       $     6.58
                                     =========       =========        =========

UNITS OUTSTANDING                      154,621         154,621          154,621
                                     =========       =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2002           $1,370,453     ($ 98,831)      $1,271,622
   Net income                     1,017,928       121,224        1,139,152
   Cash distributions           (   839,000)    ( 128,811)     (   967,811)
                                  ---------       -------        ---------

Balance, Dec. 31, 2003           $1,549,381     ($106,418)      $1,442,963
   Net income                     1,208,720       139,610        1,348,330
   Cash distributions           ( 1,146,000)    ( 129,864)     ( 1,275,864)
                                  ---------       -------        ---------

Balance, Dec. 31, 2004           $1,612,101     ($ 96,672)      $1,515,429
   Net income                     1,887,279       220,836        2,108,115
   Cash distributions           ( 1,428,000)    ( 181,580)     ( 1,609,580)
                                  ---------       -------        ---------

Balance, Dec. 31, 2005           $2,071,380     ($ 57,416)      $2,013,964
                                  =========       =======        =========

























                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                       2005             2004            2003
                                   ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,108,115       $1,348,330      $1,139,152
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -                -        (        74)
      Depreciation, depletion,
         and amortization of oil
         and gas properties            123,106           70,771          83,672
      Gain on sale of oil
         and gas properties               -         (    13,888)    (       768)
      Settlement of asset
         retirement obligation     (        40)     (       145)    (        91)
      Increase in accounts
         receivable - oil
         and gas sales             (   277,642)     (    97,713)    (    31,445)
      (Increase) decrease in
         deferred charge           (    34,395)           1,713           6,833
      Increase in
         accounts payable               38,365           17,570           6,177
      Decrease in gas
         imbalance payable         (     8,586)     (     3,912)    (       732)
      Increase (decrease) in
         accrued liability              10,280      (     1,111)          5,619
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $1,959,203       $1,321,615      $1,208,343
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   56,804)     ($    7,250)    ($   24,478)
   Proceeds from sale of
      oil and gas properties            13,888             -                739
                                     ---------        ---------       ---------
   Net cash used by
      investing activities         ($   42,916)     ($    7,250)    ($   23,739)
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,609,580)     ($1,275,864)    ($  967,811)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($1,609,580)     ($1,275,864)    ($  967,811)
                                     ---------        ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  306,707       $   38,501      $  216,793

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              506,061          467,560         250,767
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  812,768       $  506,061      $  467,560
                                     =========        =========       =========


































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,661,561      $  967,251
   Accounts receivable:
      Oil and gas sales                          1,544,131         754,092
                                                 ---------       ---------
      Total current assets                      $3,205,692      $1,721,343

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,559,585       1,385,376

DEFERRED CHARGE                                    371,875         345,329
                                                 ---------       ---------
                                                $5,137,152      $3,452,048
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  181,287      $  157,313
   Gas imbalance payable                            17,598          22,596
   Asset retirement obligation -
      current (Note 1)                              45,216          25,732
                                                 ---------       ---------
      Total current liabilities                 $  244,101      $  205,641

LONG-TERM LIABILITIES:
   Accrued liability                            $  102,928      $  109,349
   Asset retirement obligation (Note 1)            403,397         161,328
                                                 ---------       ---------
      Total long-term liabilities               $  506,325      $  270,677

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   65,352)    ($  174,338)
   Limited Partners, issued and
      outstanding, 314,878 Units                 4,452,078       3,150,068
                                                 ---------       ---------
      Total Partners' capital                   $4,386,726      $2,975,730
                                                 ---------       ---------
                                                $5,137,152      $3,452,048
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                          2005          2004            2003
                                       ----------    ----------     ------------
REVENUES:
   Oil and gas sales                   $6,460,428    $4,396,651      $3,898,950
   Interest income                         20,757         6,614           4,000
   Gain on sale of oil
      and gas properties                     -             -              8,060
   Other income                             8,411          -               -
                                        ---------     ---------       ---------
                                       $6,489,596    $4,403,265      $3,911,010

COSTS AND EXPENSES:
   Lease operating                     $  812,104    $  883,402      $  822,321
   Production tax                         458,087       283,524         253,430
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  238,808       173,296         281,034
   General and administrative             375,678       369,797         372,496
                                        ---------     ---------       ---------
                                       $1,884,677    $1,710,019      $1,729,281
                                        ---------     ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                $4,604,919    $2,693,246      $2,181,729

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                               -             -        (     2,344)
                                        ---------     ---------       ---------

NET INCOME                             $4,604,919    $2,693,246      $2,179,385
                                        =========     =========       =========

GENERAL PARTNER -
   NET INCOME                          $  479,909    $  284,260      $  243,043
                                        =========     =========       =========

LIMITED PARTNERS -
   NET INCOME                          $4,125,010    $2,408,986      $1,936,342
                                        =========     =========       =========

NET INCOME per Unit                    $    13.10    $     7.65      $     6.15
                                        =========     =========       =========

UNITS OUTSTANDING                         314,878       314,878         314,878
                                        =========     =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2002         $2,695,740       ($ 76,044)      $2,619,696
   Net income                   1,936,342         243,043        2,179,385
   Cash distributions         ( 1,577,000)      ( 357,286)     ( 1,934,286)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $3,055,082       ($190,287)      $2,864,795
   Net income                   2,408,986         284,260        2,693,246
   Cash distributions          (2,314,000)      ( 268,311)     ( 2,582,311)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $3,150,068       ($174,338)      $2,975,730
   Net income                   4,125,010         479,909        4,604,919
   Cash distributions         ( 2,823,000)      ( 370,923)     ( 3,193,923)
                                ---------         -------        ---------

Balance, Dec. 31, 2005         $4,452,078       ($ 65,352)      $4,386,726
                                =========         =======        =========
























                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004            2003
                                    ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $4,604,919      $2,693,246      $2,179,385
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -               -              2,344
      Depreciation, depletion,
         and amortization of oil
         and gas properties             238,808         173,296         281,034
      Gain on sale of oil
         and gas properties                -               -        (     8,060)
      Settlement of asset
         retirement obligation             -        (     1,448)    (     1,044)
      Increase in accounts
         receivable - oil
         and gas sales              (   790,039)    (   194,913)    (    46,600)
      (Increase) decrease in
         deferred charge            (    26,546)          7,063           6,307
      Increase (decrease) in
         accounts payable                25,071     (    10,632)         10,303
      Increase (decrease) in
         gas imbalance payable      (     4,998)    (    21,102)          1,330
      Increase (decrease) in
         accrued liability          (     6,421)         10,719           2,136
                                      ---------       ---------       ---------
   Net cash provided by
     operating activities            $4,040,794      $2,656,229      $2,427,135
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  180,012)    ($   15,322)    ($  153,431)
   Proceeds from sale of
      oil and gas properties             27,451            -              8,060
                                      ---------       ---------       ---------
   Net cash used by
      investing activities          ($  152,561)    ($   15,322)    ($  145,371)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,193,923)    ($2,582,311)    ($1,934,286)
                                      ---------       ---------       ---------
   Net cash used by financing
      activities                    ($3,193,923)    ($2,582,311)    ($1,934,286)
                                      ---------       ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  694,310      $   58,596      $  347,478

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               967,251         908,655         561,177
                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,661,561      $  967,251      $  908,655
                                      =========       =========       =========

































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                   2005            2004
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,290,961      $  680,844
   Accounts receivable:
      Oil and gas sales                            822,197         453,868
                                                 ---------       ---------
      Total current assets                      $2,113,158      $1,134,712

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,209,059       1,246,328

DEFERRED CHARGE                                    209,941         208,295
                                                 ---------       ---------
                                                $3,532,158      $2,589,335
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  128,602      $  180,564
   Gas imbalance payable                            43,424          43,424
   Asset retirement obligation -
      current (Note 1)                               6,501          24,458
                                                 ---------       ---------
      Total current liabilities                 $  178,527      $  248,446

LONG-TERM LIABILITIES:
   Accrued liability                            $   25,448      $   10,668
   Asset retirement obligation(Note 1)             230,556          77,986
                                                 ---------       ---------
      Total long-term liabilities               $  256,004      $   88,654

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   67,016)    ($  132,096)
   Limited Partners, issued and
      outstanding, 228,821 Units                 3,164,643       2,384,331
                                                 ---------       ---------
      Total Partners' capital                   $3,097,627      $2,252,235
                                                 ---------       ---------
                                                $3,532,158      $2,589,335
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Operations
                   For the Years Ended December 31, 2005, 2004, and 2003

                                       2005             2004            2003
                                    ----------       ----------      ----------

REVENUES:
   Oil and gas sales                $3,949,949       $2,788,915      $2,747,176
   Interest income                      13,967            4,783           3,318
   Gain on sale of oil
      and gas properties                   193            9,419          21,407
   Other income                          5,177            1,920            -
                                     ---------        ---------       ---------
                                    $3,969,286       $2,805,037      $2,771,901

COSTS AND EXPENSES:
   Lease operating                  $  503,196       $  494,357      $  470,669
   Production tax                      281,131          189,382         194,259
   Depreciation, depletion,
      and amortization of oil
      and gas properties               204,315          201,433         137,213
   General and administrative          281,418          276,031         278,935
                                     ---------        ---------       ---------
                                    $1,270,060       $1,161,203      $1,081,076
                                     ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $2,699,226       $1,643,834      $1,690,825

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                            -                -              3,090
                                     ---------        ---------       ---------

NET INCOME                          $2,699,226       $1,643,834      $1,693,915
                                     =========        =========       =========

GENERAL PARTNER -
   NET INCOME                       $  286,914       $  181,054      $  181,131
                                     =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                       $2,412,312       $1,462,780      $1,512,784
                                     =========        =========       =========

NET INCOME per Unit                 $    10.54       $     6.39      $     6.61
                                     =========        =========       =========

UNITS OUTSTANDING                      228,821          228,821         228,821
                                     =========        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003

                                Limited           General
                                Partners          Partner        Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2002         $2,380,767       ($131,864)     $2,248,903
   Net income                   1,512,784         181,131       1,693,915
   Cash distributions         ( 1,374,000)      ( 178,440)    ( 1,552,440)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,519,551       ($129,173)     $2,390,378
   Net income                   1,462,780         181,054       1,643,834
   Cash distributions         ( 1,598,000)      ( 183,977)    ( 1,781,977)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $2,384,331       ($132,096)     $2,252,235
   Net income                   2,412,312         286,914       2,699,226
   Cash distributions         ( 1,632,000)      ( 221,834)    ( 1,853,834)
                                ---------         -------       ---------

Balance, Dec. 31, 2005         $3,164,643       ($ 67,016)     $3,097,627
                                =========         =======       =========
























                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004            2003
                                    ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,699,226      $1,643,834      $1,693,915
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -               -        (     3,090)
      Depreciation, depletion,
         and amortization of oil
         and gas properties             204,315         201,433         137,213
      Gain on sale of oil
         and gas properties         (       193)    (     9,419)    (    21,407)
      Settlement of asset
         retirement obligation      (       275)           -               -
      Increase in accounts
         receivable - oil
         and gas sales              (   368,329)    (    90,442)    (       439)
      (Increase) decrease in
         deferred charge            (     1,646)    (       405)          1,407
      Increase (decrease) in
         accounts payable           (    48,829)         93,274     (     3,590)
      Decrease in gas imbalance
         payable                           -               -        (        19)
      Increase in accrued
         liability                       14,780           2,515             889
                                      ---------       ---------       ---------
   Net cash provided by
      operating activities           $2,499,049      $1,840,790      $1,804,879
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   35,098)    ($   25,206)    ($   24,348)
   Proceeds from sale of
      oil and gas properties               -              8,569          22,535
                                      ---------       ---------       ---------
  Net cash used by
     investing activities           ($   35,098)    ($   16,637)    ($    1,813)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,853,834)    ($1,781,977)    ($1,552,440)
                                      ---------       ---------       ---------
   Net cash used by financing
      activities                    ($1,853,834)    ($1,781,977)    ($1,552,440)
                                      ---------       ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  610,117      $   42,176      $  250,626

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               680,844         638,668         388,042
                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,290,961      $  680,844      $  638,668
                                      =========       =========       =========


































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  921,812      $  657,406
   Accounts receivable:
      Oil and gas sales                            819,472         457,333
                                                 ---------       ---------
      Total current assets                      $1,741,284      $1,114,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,169,138       1,187,019

DEFERRED CHARGE                                     30,727          35,102
                                                 ---------       ---------
                                                $2,941,149      $2,336,860
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  148,786      $  235,395
   Gas imbalance payable                             2,312           3,392
   Asset retirement obligation -
      current (Note 1)                               1,909           6,987
                                                 ---------       ---------
      Total current liabilities                 $  153,007      $  245,774

LONG-TERM LIABILITIES:
   Accrued liability                            $   26,676      $   20,227
   Asset retirement obligation (Note 1)            195,940          95,331
                                                 ---------       ---------
      Total long-term liabilities               $  222,616      $  115,558

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   46,261)    ($   98,202)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,611,787       2,073,730
                                                 ---------       ---------
      Total Partners' capital                   $2,565,526      $1,975,528
                                                 ---------       ---------
                                                $2,941,149      $2,336,860
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005             2004            2003
                                     ----------       ----------      ----------
REVENUES:
   Oil and gas sales                 $3,860,385       $2,876,134      $2,639,281
   Interest income                       14,042            4,458           3,228
   Gain on sale of oil
      and gas properties                    471           24,162          58,644
   Other income                            -               4,694            -
                                      ---------        ---------       ---------
                                     $3,874,898       $2,909,448      $2,701,153

COSTS AND EXPENSES:
   Lease operating                   $  420,455       $  425,498      $  407,571
   Production tax                       239,774          183,457         165,636
   Depreciation, depletion,
      and amortization of oil
      and gas properties                135,289          216,694         135,340
   General and administrative           217,348          211,681         213,797
                                      ---------        ---------       ---------
                                     $1,012,866       $1,037,330      $  922,344
                                      ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE              $2,862,032       $1,872,118      $1,778,809

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                             -                -              4,938
                                      ---------        ---------       ---------

NET INCOME                           $2,862,032       $1,872,118      $1,783,747
                                      =========        =========       =========

GENERAL PARTNER -
   NET INCOME                        $  296,975       $  203,874      $  189,788
                                      =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                        $2,565,057       $1,668,244      $1,593,959
                                      =========        =========       =========

NET INCOME per Unit                  $    14.97       $     9.73      $     9.30
                                      =========        =========       =========

UNITS OUTSTANDING                       171,400          171,400         171,400
                                      =========        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                   Limited          General
                                   Partners         Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 2002            $2,155,527      ($ 95,526)    $2,060,001
   Net income                      1,593,959        189,788      1,783,747
   Cash distributions            ( 1,532,000)     ( 185,679)   ( 1,717,679)
                                   ---------        -------      ---------

Balance, Dec. 31, 2003            $2,217,486      ($ 91,417)    $2,126,069
   Net income                      1,668,244        203,874      1,872,118
   Cash distributions            ( 1,812,000)     ( 210,659)   ( 2,022,659)
                                   ---------        -------      ---------

Balance, Dec. 31, 2004            $2,073,730      ($ 98,202)    $1,975,528
   Net income                      2,565,057        296,975      2,862,032
   Cash distributions            ( 2,027,000)     ( 245,034)   ( 2,272,034)
                                   ---------        -------      ---------

Balance, Dec. 31, 2005            $2,611,787      ($ 46,261)    $2,565,526
                                   =========        =======      =========

















                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                         2005           2004            2003
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,862,032     $1,872,118      $1,783,747
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -              -        (     4,938)
      Depreciation, depletion,
         and amortization of oil
         and gas properties              135,289        216,694         135,340
      Gain on sale of oil
         and gas properties          (       471)   (    24,162)    (    58,644)
      Settlement of asset
         retirement obligation       (       670)          -               -
      Increase in accounts
         receivable - oil
         and gas sales               (   362,139)   (   102,614)    (     2,378)
      (Increase) decrease in
         deferred charge                   4,375    (     2,203)          3,875
      Increase (decrease) in
         accounts payable            (    78,813)       157,363     (     5,607)
      Decrease in gas
         imbalance payable           (     1,080)   (       163)    (     3,146)
      Increase in accrued
         liability                         6,449          3,282           1,502
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $2,564,972     $2,120,315      $1,849,751
                                       ---------      ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   28,532)   ($   67,560)    ($   41,415)
   Proceeds from sale of
      oil and gas properties                -            22,941          60,479
                                       ---------      ---------       ---------
   Net cash provided (used) by
      investing activities           ($   28,532)   ($   44,619)     $   19,064
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,272,034)   ($2,022,659)    ($1,717,679)
                                       ---------      ---------       ---------
   Net cash used by financing
      activities                     ($2,272,034)   ($2,022,659)    ($1,717,679)
                                       ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $  264,406     $   53,037      $  151,136

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                657,406        604,369         453,233
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  921,812     $  657,406      $  604,369
                                       =========      =========       =========

































                      The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                 2005             2004
                                             ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,970,349       $1,401,928
   Accounts receivable:
      Oil and gas sales                        1,749,695          972,620
                                               ---------        ---------
      Total current assets                    $3,720,044       $2,374,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,514,404        2,554,683

DEFERRED CHARGE                                   65,542           75,307
                                               ---------        ---------
                                              $6,299,990       $5,004,538
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  314,015       $  498,893
   Gas imbalance payable                          15,317           11,846
   Asset retirement obligation -
      current (Note 1)                             3,988           15,421
                                               ---------        ---------
      Total current liabilities               $  333,320       $  526,160

LONG-TERM LIABILITIES:
   Accrued liability                          $   45,118       $   35,560
   Asset retirement obligation
      (Note 1)                                   420,055          203,216
                                               ---------        ---------
      Total long-term liabilities             $  465,173       $  238,776

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    9,830      ($  101,669)
   Limited Partners, issued and
      outstanding, 372,189 Units               5,491,667        4,341,271
                                               ---------        ---------
      Total Partners' capital                 $5,501,497       $4,239,602
                                               ---------        ---------
                                              $6,299,990       $5,004,538
                                               =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                         2005           2004           2003
                                      ----------     ----------     ----------
REVENUES:
   Oil and gas sales                  $8,215,826     $6,116,875     $5,605,691
   Interest income                        30,374          9,689          6,983
   Gain on sale of oil
      and gas properties                     986         50,598        123,707
   Other income                             -             9,816           -
                                       ---------      ---------      ---------
                                      $8,247,186     $6,186,978     $5,736,381

COSTS AND EXPENSES:
   Lease operating                    $  903,789     $  908,097     $  867,617
   Production tax                        511,883        392,707        353,554
   Depreciation, depletion,
      and amortization of oil
      and gas properties                 291,333        472,405        290,209
   General and administrative            437,316        432,673        437,597
                                       ---------      ---------      ---------
                                      $2,144,321     $2,205,882     $1,948,977
                                       ---------      ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE               $6,102,865     $3,981,096     $3,787,404

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                              -              -            10,247
                                       ---------      ---------      ---------

NET INCOME                            $6,102,865     $3,981,096     $3,797,651
                                       =========      =========      =========

GENERAL PARTNER -
   NET INCOME                         $  633,469     $  434,649     $  404,263
                                       =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                         $5,469,396     $3,546,447     $3,393,388
                                       =========      =========      =========

NET INCOME per Unit                   $    14.70     $     9.53     $     9.12
                                       =========      =========      =========

UNITS OUTSTANDING                        372,189        372,189        372,189
                                       =========      =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                 Limited         General
                                 Partners        Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2002          $4,501,436      ($ 97,205)     $4,404,231
   Net income                    3,393,388        404,263       3,797,651
   Cash distributions          ( 3,248,000)     ( 394,567)    ( 3,642,567)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $4,646,824      ($ 87,509)     $4,559,315
   Net income                    3,546,447        434,649       3,981,096
   Cash distributions          ( 3,852,000)     ( 448,809)    ( 4,300,809)
                                 ---------        -------       ---------

Balance, Dec. 31, 2004          $4,341,271      ($101,669)     $4,239,602
   Net income                    5,469,396        633,469       6,102,865
   Cash distributions          ( 4,319,000)     ( 521,970)    ( 4,840,970)
                                 ---------        -------       ---------

Balance, Dec. 31, 2005          $5,491,667       $  9,830      $5,501,497
                                 =========        =======       =========






















                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                        2005           2004             2003
                                    ------------   ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $6,102,865     $3,981,096       $3,797,651
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -              -         (    10,247)
      Depreciation, depletion,
         and amortization of oil
         and gas properties             291,333        472,405          290,209
      Gain on sale of oil
         and gas properties         (       986)   (    50,598)     (   123,707)
      Settlement of asset
         retirement obligation      (     1,398)          -             -
      Increase in accounts
         receivable - oil
         and gas sales              (   777,075)   (   219,641)     (     7,450)
      (Increase) decrease in
         deferred charge                  9,765    (     4,069)           7,898
      Increase (decrease) in
         accounts payable           (   167,501)       333,390      (    14,303)
      Increase (decrease) in gas
         imbalance payable                3,471          1,755      (     6,816)
      Increase in accrued
         liability                        9,558          3,892              593
                                      ---------      ---------        ---------
   Net cash provided by
      operating activities           $5,470,032     $4,518,230       $3,933,828
                                      ---------      ---------        ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   60,641)   ($  148,393)     ($   93,448)
   Proceeds from sale of
      oil and gas properties               -            48,031          127,575
                                      ---------      ---------        ---------
   Net cash provided (used) by
      investing activities          ($   60,641)   ($  100,362)      $   34,127
                                      ---------      ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($4,840,970)   ($4,300,809)     ($3,642,567)
                                      ---------      ---------        ---------
   Net cash used by financing
      activities                    ($4,840,970)   ($4,300,809)     ($3,642,567)
                                      ---------      ---------        ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  568,421     $  117,059       $  325,388

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,401,928      1,284,869          959,481
                                      ---------      ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,970,349     $1,401,928       $1,284,869
                                      =========      =========        =========

































                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                   2005            2004
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  465,378      $  329,148
   Accounts receivable:
      Oil and gas sales                            409,173         232,187
                                                 ---------       ---------
      Total current assets                      $  874,551      $  561,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   597,072         605,801

DEFERRED CHARGE                                     16,952          19,734
                                                 ---------       ---------
                                                $1,488,575      $1,186,870
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   73,876      $  118,306
   Asset retirement obligation -
      current (Note 1)                                 922           3,884
                                                 ---------       ---------
      Total current liabilities                 $   74,798      $  122,190

LONG-TERM LIABILITIES:
   Accrued liability                            $   15,003      $   11,907
   Asset retirement obligation
      (Note 1)                                     102,427          49,677
                                                 ---------       ---------
      Total long-term liabilities               $  117,430      $   61,584

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   28,897)    ($   54,377)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,325,244       1,057,473
                                                 ---------       ---------
      Total Partners' capital                   $1,296,347      $1,003,096
                                                 ---------       ---------
                                                $1,488,575      $1,186,870
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                       2005              2004           2003
                                    ----------        ----------     ----------
REVENUES:
   Oil and gas sales                $1,948,662        $1,460,050     $1,335,792
   Interest income                       6,886             2,181          1,545
   Gain on sale of
      oil and gas properties               229            11,749         29,085
   Other income                           -                2,270           -
                                     ---------         ---------      ---------
                                    $1,955,777        $1,476,250     $1,366,422

COSTS AND EXPENSES:
   Lease operating                  $  215,752        $  219,811     $  210,552
   Production tax                      122,857            94,648         84,803
   Depreciation, depletion,
      and amortization of oil
      and gas properties                69,028           113,970         68,778
   General and administrative          130,034           123,960        124,953
                                     ---------         ---------      ---------
                                    $  537,671        $  552,389     $  489,086
                                     ---------         ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,418,106        $  923,861     $  877,336

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                             -                -             2,536
                                     ---------         ---------      ---------
NET INCOME                          $1,418,106        $  923,861     $  879,872
                                     =========         =========      =========

GENERAL PARTNER -
   NET INCOME                       $  147,335        $  101,267     $   93,794
                                     =========         =========      =========

LIMITED PARTNERS -
   NET INCOME                       $1,270,771        $  822,594     $  786,078
                                     =========         =========      =========

NET INCOME per Unit                 $    13.86        $     8.97     $     8.57
                                     =========         =========      =========

UNITS OUTSTANDING                       91,711            91,711         91,711
                                     =========         =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 2002            $1,090,801      ($ 53,547)    $1,037,254
   Net income                        786,078         93,794        879,872
   Cash distributions            (   745,000)     (  91,293)   (   836,293)
                                   ---------        -------      ---------

Balance, Dec. 31, 2003            $1,131,879      ($ 51,046)    $1,080,833
   Net income                        822,594        101,267        923,861
   Cash distributions            (   897,000)     ( 104,598)   ( 1,001,598)
                                   ---------        -------      ---------

Balance, Dec. 31, 2004            $1,057,473      ($ 54,377)    $1,003,096
   Net income                      1,270,771        147,335      1,418,106
   Cash distributions            ( 1,003,000)     ( 121,855)   ( 1,124,855)
                                   ---------        -------      ---------

Balance, Dec. 31, 2005            $1,325,244      ($ 28,897)    $1,296,347
                                   =========        =======      =========
























                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                       2005            2004             2003
                                   ------------    ------------      ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,418,106      $  923,861        $879,872
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -               -          (   2,536)
      Depreciation, depletion,
         and amortization of oil
         and gas properties             69,028         113,970          68,778
      Gain on sale of oil
         and gas properties        (       229)    (    11,749)      (  29,085)
      Settlement of asset
         retirement obligation     (       323)           -               -
      Increase in accounts
         receivable - oil
         and gas sales             (   176,986)    (    52,753)      (   2,895)
      (Increase) decrease in
         deferred charge                 2,782     (     1,154)          2,057
      Increase (decrease) in
         accounts payable          (    39,946)         77,834       (   3,238)
      Decrease in gas
         imbalance payable                -               -          (   3,596)
      Increase in accrued
         liability                       3,096           1,872           1,956
                                     ---------       ---------         -------
  Net cash provided by
      operating activities          $1,275,528      $1,051,881        $911,313
                                     ---------       ---------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   14,443)    ($   37,380)      ($ 24,574)
   Proceeds from sale of
      oil and gas properties              -             11,149          29,981
                                     ---------       ---------         -------
   Net cash provided (used) by
      investing activities         ($   14,443)    ($   26,231)       $  5,407
                                     ---------       ---------         -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,124,855)    ($1,001,598)     ($836,293)
                                     ---------       ---------        -------
   Net cash used by financing
      activities                   ($1,124,855)    ($1,001,598)     ($836,293)
                                     ---------       ---------        -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  136,230      $   24,052       $ 80,427

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              329,148         305,096        224,669
                                     ---------       ---------        -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  465,378      $  329,148       $305,096
                                     =========       =========        =======
































                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 2005, 2004, and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

                                                     Limited
                              Date of             Partner Capital
      Partnership           Activation             Contributions
      -----------       ------------------        ---------------

         II-A           July 22, 1987               $48,428,300
         II-B           October 14,1987              36,171,900
         II-C           January 14, 1988             15,462,100
         II-D           May 10, 1988                 31,487,800
         II-E           September 27, 1988           22,882,100
         II-F           January 5, 1989              17,140,000
         II-G           April 10, 1989               37,218,900
         II-H           May 17, 1989                  9,171,100

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 2005:

                            Number of              Percent of
      Partnership          Units Owned          Outstanding Units
      -----------          -----------          -----------------
         II-A                 153,277                  31.65%
         II-B                 106,568                  29.46%
         II-C                  54,028                  34.94%
         II-D                  97,751                  31.04%
         II-E                  76,371                  33.38%
         II-F                  48,424                  28.25%
         II-G                  82,993                  22.30%
         II-H                  28,721                  31.32%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas production is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                Before Payout(1)         After Payout(1)
                              ------------------      ------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee            1%          99%           -           -
Property acquisition
  costs                         1%          99%           1%         99%
Identified development
  drilling                      1%          99%           1%         99%
Development drilling(3)         5%          95%          15%         85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(3)        5%          95%          15%         85%

        Income(2)
------------------------
Temporary investments of
  Limited Partners'
  subscriptions                 1%          99%           1%         99%
Income from oil and gas
  production(3)                 5%          95%          15%         85%
Gain on sale of produc-
  ing properties(3)             5%          95%          15%         85%
All other income(3)             5%          95%          15%         85%

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(3) If at payout the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the percentage allocated to the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.

      All Partnerships have achieved payout. After payout, operations and revenues for the Partnerships have been and will be allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


      Basis of Presentation

      These  financial   statements   reflect  the  combined  accounts  of  each
Partnership after the elimination of all inter-partnership transactions and balances.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risks

      Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


      Oil and Gas Properties

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2005, 2004, and 2003, were as follows:

            Partnership         2005        2004        2003
            -----------        -----       -----       -----

               II-A            $2.41       $1.25       $1.09
               II-B             2.51        1.17        1.14
               II-C             1.79        1.08        1.22
               II-D             1.63        1.26        1.95
               II-E             2.31        2.33        1.41
               II-F             1.53        2.32        1.37
               II-G             1.55        2.39        1.39
               II-H             1.54        2.42        1.38

      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2005.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the annual average production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for underproduced wells were less than the

Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2005                       2004
                        ----------------------     ---------------------
      Partnership         Mcf          Amount        Mcf         Amount
      -----------       -------       --------     -------      --------

         II-A           526,539       $601,624     547,267      $625,308
         II-B           230,226        271,456     220,054       252,768
         II-C           195,069        155,926     169,216       121,531
         II-D           470,689        371,875     447,143       345,329
         II-E           326,359        209,941     324,938       208,295
         II-F            54,651         30,727      62,433        35,102
         II-G           117,353         65,542     134,837        75,307
         II-H            28,476         16,952      33,149        19,734


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2004 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to December 31, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnership did not owe this liability.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the annual average production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                                2005                     2004
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           136,010     $155,405      156,928    $179,306
         II-B            56,172       72,442       39,928      42,599
         II-C            55,517       44,603       47,790      34,323
         II-D           133,275      102,928      141,589     109,349
         II-E            29,560       25,448       16,801      10,668
         II-F            35,503       26,676       29,564      20,227
         II-G            68,713       45,118       60,048      35,560
         II-H            18,994       15,003       16,145      11,907

      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2005 and 2004 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2005                  2004
                        -------------------     -----------------
      Partnership         Mcf        Amount       Mcf      Amount
      -----------       ------     --------     ------   --------

         II-A           64,638      $96,957     72,424   $108,636
         II-B           23,709       35,564     26,351     39,527
         II-C            8,969       13,454     14,693     22,040
         II-D           11,732       17,598     15,064     22,596
         II-E           28,949       43,424     28,949     43,424
         II-F            1,541        2,312      2,261      3,392
         II-G           10,211       15,317      7,897     11,846
         II-H             -            -          -          -

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.

      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect industry experience. On January 1, 2003, the Partnerships adopted FAS No.143, "Accounting for Asset Retirement Obligations" and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2005, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $167,000, $71,000, $25,000, $89,000, $49,000, $27,000,
$58,000, and $14,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the year ended December 31, 2005 and 2004 are as shown below.


                                II-A Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $393,670          $277,914
Additions                                     6,908                78
Revisions                                   466,239           105,047
Settlement and disposals                  (   1,820)        (     418)
Accretion expense                            39,790            11,049
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $904,787          $393,670
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 41,485          $ 34,994
Asset Retirement Obligation -
   Long-Term                                863,302           358,676



                                II-B Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $210,198          $202,141
Additions                                     2,149              -
Revisions                                   155,638              -
Settlement and disposals                  (     987)        (      51)
Accretion expense                            16,888             8,108
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $383,886          $210,198
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 11,476          $ 17,122
Asset Retirement Obligation -
   Long-Term                                372,410           193,076

                                II-C Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 73,574          $ 71,173
Additions                                       212              -
Revisions                                    61,173              -
Settlement and disposals                  (     673)        (     691)
Accretion expense                             6,505             3,092
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $140,791          $ 73,574
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  9,569          $ 10,892
Asset Retirement Obligation -
   Long-Term                                131,222            62,682




                                II-D Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $187,060          $185,990
Additions                                     2,210              -
Revisions                                   238,232              -
Settlement and disposals                       -            (   6,957)
Accretion expense                            21,111             8,027
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $448,613          $187,060
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 45,216          $ 25,732
Asset Retirement Obligation -
   Long-Term                                403,397           161,328

                                II-E Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $102,444          $ 98,320
Additions                                       441                14
Revisions                                   123,724              -
Settlement and disposals                  (     692)        (     132)
Accretion expense                            11,140             4,242
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $237,057          $102,444
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  6,501          $ 24,458
Asset Retirement Obligation -
   Long-Term                                230,556            77,986






                                II-F Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $102,318          $ 98,166
Additions                                     1,073                36
Revisions                                    86,747              -
Settlement and disposals                  (   1,690)        (     322)
Accretion expense                             9,401             4,438
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $197,849          $102,318
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  1,909          $  6,987
Asset Retirement Obligation -
   Long-Term                                195,940            95,331

                                II-G Partnership
                                ----------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $218,637          $209,768
Additions                                     2,245                76
Revisions                                   186,533              -
Settlement and disposals                  (   3,531)        (     673)
Accretion expense                            20,159             9,466
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $424,043          $218,637
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  3,988          $ 15,421
Asset Retirement Obligation -
   Long-Term                                420,055           203,216





                                II-H Partnership
                                ----------------

                                             2005              2004
                                          ----------         ----------

Total Asset Retirement
   Obligation, January 1                   $ 53,561          $ 51,379
Additions                                       520                17
Revisions                                    45,175              -
Settlement and disposals                  (     817)        (     156)
Accretion expense                             4,910             2,321
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $103,349          $ 53,561
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $    922          $  3,884
Asset Retirement Obligation -
   Long-Term                                102,427            49,677

2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2005, 2004, and 2003:

            Partnership         2005          2004         2003
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2005, 2004 and 2003:

Partnership               Purchaser                       Percentage
-----------       ------------------------          ------------------------
                                                    2005      2004     2003
                                                    -----     -----    -----
   II-A           BP America Production Co.         14.0%     14.8%    14.6%
                  Cinergy Marketing Company
                    ("Cinergy")                     12.5%     16.1%    16.5%
                  Duke Energy Field Services
                    ("Duke")                        10.3%     12.3%    15.0%


   II-B           Cinergy                           16.0%     24.1%    26.0%
                  Citation Oil & Gas Corp.
                    ("Citation")                    14.8%     13.1%    12.5%
                  Duke                                -         -      14.0%


   II-C           Cinergy                           14.0%     22.3%    23.5%
                  Citation                          12.3%     11.6%    10.8%
                  Duke                                -         -      12.8%



   II-D           Cinergy                           12.3%     17.0%    15.2%
                  Vintage Petroleum, Inc.           11.1%     10.3%    11.3%
                  Whiting Petroleum Corp.             -       11.8%      -


   II-E           Atlas Pipeline Mid-
                    Continent LLC                   13.3%       -        -
                  Cinergy                           12.8%     25.1%    23.6%
                  Duke                                -         -      10.6%


   II-F           Duke                              13.7%     14.7%      -
                  Cinergy                             -       12.3%    13.6%
                  Chevron U.S.A., Inc.                -       10.0%      -


   II-G           Duke                              13.8%     14.9%      -
                  Cinergy                             -       12.2%    13.4%


   II-H           Duke                              14.0%     15.1%      -
                  Cinergy                             -       11.9%    13.2%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4. SUPPLEMENTAL OIL AND GAS INFORMATION

      The  following   supplemental   information  regarding  the  oil  and  gas
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2005 and 2004 were as follows:


                                II-A Partnership
                                ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $30,038,453       $29,432,867

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,569,087)     ( 27,206,745)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 2,469,366       $ 2,226,122
                                            ==========        ==========


                                II-B Partnership
                                ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $20,598,447       $20,343,327

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,054,229)     ( 18,753,084)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,544,218       $ 1,590,243
                                            ==========        ==========

                               II-C Partnership
                               ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $ 8,722,127       $ 8,603,091

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  7,993,885)     (  7,873,421)
                                            ----------        ----------
            Net oil and gas
               properties                  $   728,242       $   729,670
                                            ==========        ==========


                               II-D Partnership
                               ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $14,226,782       $13,807,425

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,667,197)     ( 12,422,049)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,559,585       $ 1,385,376
                                            ==========        ==========


                                II-E Partnership
                                ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $13,234,154       $13,153,722

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,025,095)     ( 11,907,394)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,209,059       $ 1,246,328
                                            ==========        ==========

                               II-F Partnership
                               ----------------

                                               2005              2004
                                          -------------     -------------

      Proved properties                    $10,482,766       $10,559,040

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,313,628)     (  9,372,021)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 1,169,138       $ 1,187,019
                                            ==========        ==========


                               II-G Partnership
                               ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $22,459,822       $22,613,534

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 19,945,418)     ( 20,058,851)
                                            ----------        ----------
            Net oil and gas
               properties                  $ 2,514,404       $ 2,554,683
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                              2005              2004
                                          -------------     -------------

      Proved properties                    $ 5,389,006       $ 5,422,323

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,791,934)     (  4,816,522)
                                            ----------        ----------
            Net oil and gas
               properties                  $   597,072       $   605,801
                                            ==========        ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2005, 2004, and 2003. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2005, 2004, and 2003, were as follows:


            Partnership        2005(1)        2004        2003(2)
            -----------       --------      --------     --------

               II-A           $133,494      $ 93,122     $102,903
               II-B             96,434        53,458       24,971
               II-C             54,420        11,074       24,478
               II-D            151,464        16,239      153,431
               II-E             31,965        30,342       24,348
               II-F             20,736        79,459       41,415
               II-G             43,264       174,306       93,448
               II-H              9,960        43,819       24,574

----------

(1) Excludes the estimated asset retirement costs for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships of approximately $466,000, $156,000, $61,000, $238,000, $124,000, $87,000, $187,000, and $45,000,
      respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.

(2) Excludes the estimated asset retirement costs for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships of approximately $174,000, $125,000, $39,000, $106,000, $61,000, $58,000, $125,000, and $30,000,
      respectively, recorded as part of the FAS No. 143 implementation.



      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2005, 2004, and 2003, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------
Proved reserves, Dec. 31, 2002                   517,852        5,817,550
   Production                                   ( 74,313)      (  717,179)
   Sale of minerals in place                    (  3,193)      (   12,518)
   Extensions and discoveries                     14,463           19,843
   Revision of previous
      estimates                                  123,530        1,495,095
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   578,339        6,602,791
   Production                                   ( 65,565)      (  646,674)
   Extensions and discoveries                     24,761           27,944
   Revision of previous
      estimates                                  103,350          292,754
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   640,885        6,276,815
   Production                                   ( 57,813)      (  652,272)
   Extensions and discoveries                      5,078           40,703
   Revision of previous
      estimates                                   99,216          702,495
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   687,366        6,367,741
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             578,339        6,602,791
                                                 =======        =========
   December 31, 2004                             640,885        6,276,815
                                                 =======        =========
   December 31, 2005                             687,366        6,367,741
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   359,624        4,443,545
   Production                                   ( 43,725)      (  548,582)
   Sale of minerals in place                    (  1,073)            -
   Revision of previous
      estimates                                  135,560        1,136,134
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   450,386        5,031,097
   Production                                   ( 42,473)      (  535,070)
   Extensions and discoveries                         62            7,138
   Revision of previous
      estimates                                   56,873          316,845
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   464,848        4,820,010
   Production                                   ( 40,011)      (  516,244)
   Extensions and discoveries                         93           10,833
   Revision of previous
      estimates                                   64,299          461,682
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   489,229        4,776,281
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             450,386        5,031,097
                                                 =======        =========
   December 31, 2004                             464,848        4,820,010
                                                 =======        =========
   December 31, 2005                             489,229        4,776,281
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   128,944        3,120,468
   Production                                   ( 15,806)      (  315,371)
   Sale of minerals in place                        -          (      326)
   Revision of previous
      estimates                                   53,740          666,561
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   166,878        3,471,332
   Production                                   ( 15,365)      (  301,090)
   Extensions and discoveries                         46            3,685
   Revision of previous
      estimates                                   14,202          279,351
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   165,761        3,453,278
   Production                                   ( 14,817)      (  323,872)
   Extensions and discoveries                        105           22,834
   Revision of previous
      estimates                                   22,360          393,673
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   173,409        3,545,913
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             166,878        3,471,332
                                                 =======        =========
   December 31, 2004                             165,761        3,453,278
                                                 =======        =========
   December 31, 2005                             173,409        3,545,913
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------
Proved reserves, Dec. 31, 2002                   186,724        7,948,973
   Production                                   ( 23,482)      (  724,786)
   Sale of minerals in place                        -          (    3,434)
   Revision of previous
      estimates                                   42,251        1,599,398
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   205,493        8,820,151
   Production                                   ( 25,312)      (  674,131)
   Extensions and discoveries                         22              720
   Revision of previous
      estimates                                    7,112          945,649
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   187,315        9,092,389
   Production                                   ( 21,859)      (  749,576)
   Extensions and discoveries                      1,668          278,804
   Revision of previous
      estimates                                    5,701        1,023,871
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   172,825        9,645,488
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             205,493        8,820,151
                                                 =======        =========
   December 31, 2004                             187,315        9,092,389
                                                 =======        =========
   December 31, 2005                             172,825        9,645,488
                                                 =======        =========

                               II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   173,164        4,192,406
   Production                                   ( 19,131)      (  467,472)
   Sale of minerals in place                    (  1,055)      (   19,430)
   Extensions and discoveries                      1,301            4,400
   Revision of previous
      estimates                                   31,447        1,283,438
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   185,726        4,993,342
   Production                                   ( 18,135)      (  409,863)
   Extensions and discoveries                      2,525            4,046
   Revision of previous
      estimates                                   10,086          397,213
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   180,202        4,984,738
   Production                                   ( 17,951)      (  423,292)
   Extensions and discoveries                      2,549           69,486
   Revision of previous
      estimates                                   13,192          408,223
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   177,992        5,039,155
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             185,726        4,993,342
                                                 =======        =========
   December 31, 2004                             180,202        4,984,738
                                                 =======        =========
   December 31, 2005                             177,992        5,039,155
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   230,274        2,962,281
   Production                                   ( 24,828)      (  442,255)
   Sale of minerals in place                    (  2,571)      (   48,081)
   Extensions and discoveries                      4,306            4,018
   Revision of previous
      estimates                                   87,190        1,329,431
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   294,371        3,805,394
   Production                                   ( 26,083)      (  402,717)
   Sale of minerals in place                    (     63)            -
   Extensions and discoveries                      6,173            9,846
   Revision of previous
      estimates                                   67,338          300,347
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   341,736        3,712,870
   Production                                   ( 25,599)      (  377,857)
   Extensions and discoveries                      4,602           25,052
   Revision of previous
      estimates                                   16,771          192,530
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   337,510        3,552,595
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             294,371        3,805,394
                                                 =======        =========
   December 31, 2004                             341,736        3,712,870
                                                 =======        =========
   December 31, 2005                             337,510        3,552,595
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 2002                   483,873         6,369,980
   Production                                   ( 52,045)       (  941,870)
   Sale of minerals in place                    (  5,382)       (  100,643)
   Extensions and discoveries                      7,050            20,444
   Revision of previous
      estimates                                  184,556         2,832,630
                                                 -------         ---------

Proved reserves, Dec. 31, 2003                   618,052         8,180,541
   Production                                   ( 54,665)       (  859,114)
   Sale of minerals in place                    (    134)             -
   Extensions and discoveries                     12,909            21,136
   Revision of previous
      estimates                                  140,299           618,003
                                                 -------         ---------

Proved reserves, Dec. 31, 2004                   716,461         7,960,566
   Production                                   ( 53,848)       (  803,073)
   Extensions and discoveries                      9,625            52,932
   Revision of previous
      estimates                                   35,493           401,182
                                                 -------         ---------

Proved reserves, Dec. 31, 2005                   707,731         7,611,607
                                                 =======         =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             618,052         8,180,541
                                                 =======         =========
   December 31, 2004                             716,461         7,960,566
                                                 =======         =========
   December 31, 2005                             707,731         7,611,607
                                                 =======         =========

                               II-H Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------


Proved reserves, Dec. 31, 2002                   113,085        1,553,934
   Production                                   ( 12,082)      (  226,604)
   Sale of minerals in place                    (  1,246)      (   23,321)
   Extensions and discoveries                      1,522            3,284
   Revision of previous
      estimates                                   42,790          682,941
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   144,069        1,990,234
   Production                                   ( 12,688)      (  206,905)
   Sale of minerals in place                    (     35)            -
   Extensions and discoveries                      2,986            4,879
   Revision of previous
      estimates                                   32,591          140,638
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   166,923        1,928,846
   Production                                   ( 12,446)      (  193,427)
   Extensions and discoveries                      2,225           12,498
   Revision of previous
      estimates                                    8,241           92,864
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   164,943        1,840,781
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                             144,069        1,990,234
                                                 =======        =========
   December 31, 2004                             166,923        1,928,846
                                                 =======        =========
   December 31, 2005                             164,943        1,840,781
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                II-A Partnership
                                ----------------

                                              2005
                         -----------------------------------------------
                            First     Second       Third      Fourth
                           Quarter    Quarter     Quarter     Quarter
                         ----------  ----------  ----------  ----------

Total Revenues           $1,722,929  $1,725,302  $2,056,469  $2,261,419
Gross Profit (1)          1,385,054   1,324,766   1,624,133   1,726,379
Net Income                1,178,278   1,113,686   1,319,604   1,485,922
Limited Partners'
   Net Income
   Per Unit                    2.18        2.06        2.42        2.75

                                             2004
                         ----------------------------------------------
                            First     Second       Third      Fourth
                           Quarter    Quarter     Quarter     Quarter
                         ----------  ----------  ----------  ----------

Total Revenues           $1,330,325  $1,513,624  $1,507,023  $1,628,385
Gross Profit (1)            974,380   1,139,309   1,175,603   1,150,065
Net Income                  784,336     940,245     994,988     947,129
Limited Partners'
   Net Income
   Per Unit                    1.45        1.74        1.84        1.75




-----------------------
(1) Total revenues less oil and gas production expenses.

                                II-B Partnership
                                ----------------


                                                2005
                        ---------------------------------------------------
                           First      Second        Third        Fourth
                          Quarter     Quarter      Quarter       Quarter
                        ----------   ----------   ----------    ----------

Total Revenues          $1,304,978   $1,193,712   $1,546,333    $1,703,529
Gross Profit (1)         1,049,417      888,801    1,221,415     1,297,492
Net Income                 889,366      703,916    1,022,765     1,097,868
Limited Partners'
   Net Income
   Per Unit                   2.20         1.74         2.52          2.71

                                                2004
                        ---------------------------------------------------
                          First       Second        Third        Fourth
                         Quarter      Quarter      Quarter       Quarter
                        ----------   ----------   ----------    ----------

Total Revenues          $  968,286   $1,112,016   $1,118,405    $1,227,766
Gross Profit (1)           703,386      834,837      871,003       877,007
Net Income                 562,085      680,170      730,236       737,923
Limited Partners'
   Net Income
   Per Unit                   1.39         1.68         1.81          1.84


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-C Partnership
                                ----------------


                                               2005
                          ---------------------------------------------
                            First       Second      Third      Fourth
                           Quarter      Quarter    Quarter     Quarter
                          ---------    --------   ---------    --------

Total Revenues           $664,428      $642,064    $754,919    $979,433
Gross Profit (1)          539,833       535,868     605,787     749,862
Net Income                459,969       457,626     520,382     670,138
Limited Partners'
   Net Income
   Per Unit                  2.67          2.65        3.00        3.89

                                               2004
                         ----------------------------------------------
                            First      Second       Third      Fourth
                           Quarter     Quarter     Quarter     Quarter
                         ---------     --------    --------    --------

Total Revenues           $481,411      $537,086    $526,299    $591,746
Gross Profit (1)          351,488       411,304     420,351     429,389
Net Income                282,631       333,463     360,835     371,401
Limited Partners'
   Net Income
   Per Unit                  1.63          1.93        2.10        2.16




----------------------
(1) Total revenues less oil and gas production expenses.

                                II-D Partnership
                                ----------------

                                               2005
                        ----------------------------------------------
                           First     Second      Third       Fourth
                          Quarter    Quarter    Quarter      Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,433,490  $1,302,519  $1,528,329  $2,225,258
Gross Profit (1)         1,123,198   1,054,188   1,219,087   1,822,932
Net Income                 976,831     962,742   1,050,920   1,614,426
Limited Partners'
   Net Income
   Per Unit                   2.78      2.76        2.98        4.58

                                              2004
                        ----------------------------------------------
                           First      Second      Third      Fourth
                          Quarter     Quarter    Quarter     Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,071,700  $1,038,622  $1,092,769  $1,200,174
Gross Profit (1)           805,362     746,534     860,414     824,029
Net Income                 641,864     584,245     737,874     729,263
Limited Partners'
   Net Income
   Per Unit                   1.82        1.65        2.10        2.08



----------------------
(1) Total revenues less oil and gas production expenses.

                                II-E Partnership
                                ----------------


                                               2005
                        -----------------------------------------------
                          First        Second      Third       Fourth
                         Quarter       Quarter    Quarter      Quarter
                        ---------     --------   --------    ----------

Total Revenues           $836,480     $717,491   $970,593    $1,444,722
Gross Profit (1)          686,658      558,118    779,550     1,160,633
Net Income                556,771      458,499    658,857     1,025,099
Limited Partners'
   Net Income
   Per Unit                  2.18         1.79       2.57          4.00

                                              2004
                         ----------------------------------------------
                           First       Second      Third       Fourth
                          Quarter      Quarter    Quarter      Quarter
                         ---------    --------   ---------   ----------

Total Revenues           $701,885     $727,353   $710,550    $  665,249
Gross Profit (1)          541,968      577,164    551,557       450,609
Net Income                323,071      457,048    446,272       417,443
Limited Partners'
   Net Income
   Per Unit                  1.21         1.79       1.74         1.65



----------------------
(1) Total revenues less oil and gas production expenses.

                                II-F Partnership
                                ----------------


                                              2005
                        ---------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ---------   --------    ---------  ----------

Total Revenues          $931,366    $891,095   $1,024,047  $1,028,390
Gross Profit (1)         826,678     735,280      874,832     777,879
Net Income               727,548     657,669      782,497     694,318
Limited Partners'
   Net Income
   Per Unit                 3.81        3.44         4.08        3.64

                                            2004
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ---------   --------   ----------  -----------

Total Revenues          $784,599    $707,252   $  762,301  $  655,296
Gross Profit (1)         646,346     603,600      591,663     458,884
Net Income               559,564     518,704      441,127     352,723
Limited Partners'
   Net Income
   Per Unit                 2.92        2.72        2.27         1.82





----------------------
(1) Total revenues less oil and gas production expenses.

                                II-G Partnership
                                ----------------

                                             2005
                        -----------------------------------------------
                           First     Second       Third       Fourth
                          Quarter    Quarter     Quarter      Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,993,983  $1,751,523  $2,315,812  $2,185,868
Gross Profit (1)         1,756,323   1,424,041   1,987,202   1,663,948
Net Income               1,565,408   1,256,838   1,789,544   1,491,075
Limited Partners'
   Net Income
   Per Unit                   3.77        3.03        4.30        3.60

                                             2004
                        -----------------------------------------------
                           First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter
                        ----------  ----------  ----------  -----------

Total Revenues          $1,665,827   $1,506,539  $1,615,646  $1,398,966
Gross Profit (1)         1,370,530    1,281,783   1,252,104     981,757
Net Income               1,189,236    1,116,030     916,328     759,502
Limited Partners'
   Net Income
   Per Unit                   2.86         2.70        2.16        1.81





----------------------
(1) Total revenues less oil and gas production expenses.

                                II-H Partnership
                                ----------------


                                             2005
                         -----------------------------------------
                           First     Second     Third     Fourth
                          Quarter    Quarter   Quarter    Quarter
                         --------    -------   --------   --------

Total Revenues           $474,932    412,593   $548,685   $519,567
Gross Profit (1)          417,968    335,323    469,534    394,343
Net Income                354,842    293,733    420,654    348,877
Limited Partners'
   Net Income
   Per Unit                  3.47       2.87       4.10       3.42

                                             2004
                         -----------------------------------------
                           First     Second     Third     Fourth
                          Quarter    Quarter   Quarter    Quarter
                         --------    --------  -------    --------

Total Revenues           $397,157    $362,080  $383,442   $333,571
Gross Profit (1)          326,107     306,765   296,487    232,432
Net Income                277,323     254,998   214,826    176,714
Limited Partners'
   Net Income
   Per Unit                  2.71        2.50      2.05       1.71





----------------------
(1) Total revenues less oil and gas production expenses.

                               INDEX TO EXHIBITS
                               -----------------

Exh.
No.     Exhibit
----    -------

 4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.7 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-A dated October 27, 2005.

 4.8 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.12    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-A dated October 27, 2005.

 4.13 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to

         Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.19 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005.

 4.20 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.24    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-B dated October 27, 2005.

 4.25 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.31 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005.

 4.32 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.36    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-C dated October 27, 2005.

 4.37 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.41 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.43 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005.

 4.44 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.48    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-D dated October 27, 2005.

 4.49 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.52 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.56 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005.

 4.57 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.60 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.61    Fifth  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership of Geodyne Energy Income Limited Partnership II-E dated October 27, 2005.

 4.62 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.63 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December

         31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.70 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F dated October 27, 2005.

 4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.73 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.74 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-F dated October 27, 2005.

 4.75 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December

         31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.81 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.82 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

*4.83 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G dated October 27, 2005.

 4.84 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.85 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.86 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.87 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-G dated October 27, 2005.

 4.88 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.89 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.90 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.91 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.92 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.93 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.94 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.95 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.96 Seventh Amendment to Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H dated October 27, 2005.

 4.97 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.98 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.99 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*4.100 Fifth Amendment to Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership II-H dated October 27, 2005.

 10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.6 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-A dated October 27, 2005.

 10.7 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.12 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-B dated October 27, 2005.

 10.13 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.16 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.18 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-C dated October 27, 2005.

 10.19 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.21 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.24 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-D dated October 27, 2005.

 10.25 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.26 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.30 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-E dated October 27, 2005.

 10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.36 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-F dated October 27, 2005.

 10.37 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.40 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.41 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.42 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-G dated October 14, 2005.

 10.43 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.44 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.45 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.46 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.47 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*10.48 Fifth Amendment to Amended and Restated Agreement of Partnership of Geodyne Energy Income Production Partnership II-H dated October 27, 2005.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.

         All other Exhibits are omitted as inapplicable.

         ----------

        *Filed herewith.